Form 10-Q
period 1994-06-30
PREMIER BANKSHARES CORP
filed 1994-08-29
CIK 797541

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1994


                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from
_____________________to____________________

For Quarter Ended
Commission
file number     0-15729
                 PREMIER BANKSHARES CORPORATION
     (Exact name of registrant as specified in its charter)

          VIRGINIA                                     54-1377250


     State or other jurisdiction of
(I. R. S. Employer)
     incorporation or organization
Identification No.)

     201 West Main Street
     P. O. Box 928, Tazewell, VA  24651
(Address of Principal Executive Offices)

    (Zip Code)

Registrant's telephone number including area code (703) 988-7145
                                                            988-
7511
_______________________________________________________________
                    (Former name, former address and former
fiscal
year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1994.

Common stock, $2 par value - 4,405,127 shares.


                              INDEX


               Page No.
Part I.   Financial Information:
          Item 1.  Financial Statements
          Consolidated Balance Sheets -
          June 30, 1994 and December 31, 1993              3

          Consolidated Statements of Income -
            Three Months Ended
             June 30, 1994 and 1993                        4

          Consolidated Statements of
            Stockholders' Equity - Six Months
             Ended June 30, 1994 and 1993                  5

          Consolidated Statements of Cash Flows
            Six Months Ended June 30, 1994 and 1993            6

          Notes to Consolidated Financial Statements        7-9

          Supplemental Financial Data (Tables I - III)      10-12

          Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   13-14

Part II.  Other Information:


          Item 1.  Legal Proceedings                        15
          Item 2.  Changes in Securities                    15
          Item 3.  Defaults Upon Senior Securities          15
          Item 4.  Submission of Matters to a Vote of
                     Security Holders                       15
          Item 5. Other Information                         15
          Item 6.Exhibits and Reports on Form 8K            15


ITEM 1.   FINANCIAL INFORMATION:

                  PREMIER BANKSHARES CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)
                                             June 30        December 31,
                                             1994           1993
ASSETS:
Cash and Due From Banks                      16553          12003
Interest-bearing Deposits in Banks           200            350
Securities Held to Maturity
  (Approximate Market Value $81,391
   in 1994, $530 in 1993)                    84386          530
Securities Available for Sale
  (Amortized Cost $159,164 1994)             153013
Securities Held for Sale (Approximate
  Market Value $215,155 in 1993)                            211045
Federal Funds Sold                           9560           34665
Loans, Net of Unearned Income of $4,352 in
  in 1994, $5,088 in 1993 and Allowance
  for Loan Losses of $4,626 in 1994 and
  $4,481 in 1993                             292899         278922
Bank Premises and Equipment                  9954           9782
Accrued Income Receivable                    4793           4061
Other Assets                                 6618           6611
      TOTAL ASSETS                           577976         557969
LIABILITIES:
Deposits:
  Demand                                     54570          45898
  Interest-bearing Demand                    53372          49886
  Savings                                    162259         162267
  Large Denomination Certificates
    of Deposit                               32728          36647
  Other Time                                 198314         189457
      TOTAL DEPOSITS                         501243         484155
Short-term Debt                              20299          15331
Other Liabilities                            2707           4144

      TOTAL LIABILITIES                      524249         503630

SHAREHOLDERS' EQUITY:
Capital Stock-Common-$2 Par
  10,000,000 Authorized; 4,405,127
  Shares Issued; 1993                        8810           8810
Surplus                                      21693          21693
Undivided Profits                            27071          23943
Net Unrealized Loss on Securities            (3847)         (107)

      TOTAL STOCKHOLDERS' EQUITY             53727          54339
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                 577976         557969

Notes to financial statements are an integral part of these statements.
</TABLE

                  PREMIER BANKSHARES CORPORATION AND AFFILIATES
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                      Three Months Ended      Six Months Ended
                                           March 31,              June 30,
                                      1994          1993      1994        1993
INTEREST INCOME:
Interest and Fees on Loans            6678          6518      13294       12882

Federal Funds Sold                    173           220       370         389

Money Market Deposits                 9             21        20          41

Interest on Investments Held to
Maturity, Taxable                     358                     690
Interest on Investments Held to
Maturity, Non-taxable                 797                     1517
Interest on Securities Available for
Sale, Taxable                         2145                    4144
Interest on Securities Available for
Sale, Non-taxable                     118                     241
Interest on Investment Securities,
Taxable                                              1994                 3997

Interest on Investment Securities,
 Non-taxable                                         716                  1443

Trading Account Income                               15                   15
     Total Interest Income            10278          9484     20276       18767
       9998
INTEREST EXPENSE:
Demand Deposits                       366            352      725         692

Savings Deposits                      1358           1223     2804        2298
Large Denomination Certificates of
  Deposit                             385            383      765         781
Other Time Deposits                   2062           2033     4088        4066

Short-term Debt                       154            52       268         108
Long-term Debt                                       7                    18
     Total Interest Expense           4325           4050     8650        7963

     Net Interest Income              5953           5434     11626       10904

ADDITION TO ALLOWANCE FOR LOAN AND
 LEASE LOSSES                         95             160      195         330
     Net Interest Income After
       Addition to Allowance for
       Loan and Lease Losses          5858           5274     11431       10474
OTHER INCOME:
Service Charges on Deposit Accounts   464            416      869         766

Trust Department Income               38             40       76          139
Other Service Charges, Commissions
and Fees                              311            354      624         632
Other Operating Income                58             93       135         201
Security Gains                        10             879      682         976

Trading Account Security Gains
(Losses)                                             8                    9
     Total Other Income               881            1790     2386        2723

OTHER EXPENSES:
Salaries                              1633           1560     3256        3025

Employee Benefits                     459            378      922         796
Occupancy Expenses                    191            204      388         400
Furniture and Equipment Expenses      195            184      427         351
Other Operating Expenses              1646           1491     3217        2895
     Total Other Expense              4124           3817     8210        7467
Income Before Income Taxes            2615           3247     5607        5730
Applicable Income Taxes               629            902      1423        1098

     Net Income                       1986           2345     4184        4632
NET INCOME PER SHARE                  .45            .53      .95         1.05
CASH DIVIDENDS PER SHARE              .12            .11      .24         .22

The notes to financial statements are an integral part of these statements.

                  PREMIER BANKSHARES CORPORATION AND AFFILIATES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                             Six Months Ended
                                                June 30,
                                             1994      1993
Balance at Beginning of Year                 54339     47998
Net Income                                   4184      4632
Cash Dividends Declared                      (1056)    (969)
Change in Valuation Allowance for Securities (3740)    1
Other                                                  (6)
Balance at End of Period                     53,727    51656








The notes to financial statements are an integral part of these statements.


                  PREMIER BANKSHARES CORPORATION AND AFFILIATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                                     Three Months Ended
                                                          March 31,
                                                       1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           4184      4632
  Adjustments to Reconcile Net Income to Cash
    Provided by Operating Activities:
      Depreciation and Amortization of Premises
       and Equipment                                   364       322
      Provision for Loan Losses                        195       330
      Amortization of:
        Goodwill and Intangibles                       128       189
        Premiums and Accretion of Discounts, Net       271       (89)
      Sales of Securities Available for Sale           7403
      Maturities of Securities Available for Sale      24823
      Purchases of Securities Available for Sale       (42610)
      Sales of Securities Held for Sale                          60172
      Maturities of Securities Held for Sale                     15265
      Purchases of Securities Held for Sale                      (86236)
      Securities Gains                                 (682)     (976)
      Increase in Other Assets                         (871)     (605)
      Increase in Other Liabilities                    (1437)    (259)
         Net Cash Used In Operating Activities         (8232)    (7255)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net (Increase) Decrease in Temporary Investments     25255     (5809)
  Maturities of Securities Held to Maturity            2829
  Purchase of Securities Held to Maturity              (21590)
  Net Increase in Customer Loans                       (14172)   (12750)
  Premises and Equipment Expenditures                  (544)     (559)
  Sales of Premises and Equipment                      4         18

          Net Cash Used in Investing Activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits,
    Now and Savings Accounts                           12150     28609
  Net Decrease in Time Deposits                        4938      1207
  Payments on Long-term Debt                                     (776)
  Net Increase (Decrease) in Short-term Debt           4968      (259)
  Cash Dividends Paid                                  (1056)    (970)
  Purchase of Capital Stock

          Net Cash Provided by Financing Activities    21000     27811
          Net Increase in Cash and Due from Banks      4550      1456

 CASH AND DUE FROM BANKS:
  Beginning                                            12003     13507
  Ending                                               16553     14963
Supplemental Disclosures of Cash Flow Information:
  Cash Payments for Interest Paid:
    To Depositors                                      8493      7867
    On Federal Funds Purchased and Securities Sold
      Under Agreement to Repurchase                    266       108
    Income Taxes                                       1060      1678

The notes to financial statements are an integral part of these statements.

                  PREMIER BANKSHARES CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The consolidated statements include the accounts of Premier and its affiliates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments
(consisting of
     only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 1994, and December 31, 1993, and the results of operations and cash flows for the six months ended June
30, 1994 and 1993.


     The results of operations for the six months ended June
30, 1994, are not
     necessarily indicative of the results to be expected for the full year.

2.   Investment Securities

     Carrying amounts and fair values of securities being held to maturity are summarized as follows:


                                             June 30, 1994

                                        Gross          Gross     Estimated
                         Amortized      Unrealized     UnrealizedMarket
                         Cost           Gains          Losses    Value
                                       (In Thousands of Dollars)
U.S. Government Agencies
  and Corporations       18385                         1124      17261
Obligations of States
  and Political
  Subdivisions           64752          545            878       64419
Other Debt Securities    1249                          19        1230

                                             December 31, 1993
                                        Gross          Gross     Estimated
                         Amortized      Unrealized     UnrealizedMarket
  Unrealized     Unrealized
                         Cost           Gains          Losses    Value
                                        (In Thousands of Dollars)
Other Debt Securities    530                                     530


2.  Investment Securities (continued)

Carrying amounts and fair value of securities available for sale are summarized as follows:

                                             June 30, 1994
                                        Gross          Gross      Estimated
                         Amoritized     Unrealized     Unrealized Market
                         Cost           Gains          Losses     Value
                                        (In Thousands of Dollars)
U.S. Treasury Securities 12773          116            128        12761
U.S. Government Agencies
  and Corporations       128073         58             5508       122623
Obligations of States and
  Political Subdivisions 7919           65                        7984
Corporate Securities     1096                          42         1054
Morgage-backed
  Securities             2376                          64         2312
Marketable Equity        1596                          156        1440
Other Debt Securities    4903           2              66         4839

                         158736         241            5964       153013

                                        December 31, 1993
                                        Gross          Gross        Estimated
                         Amoritized     Unrealized     Unrealized   Market
                         Cost           Gains          Losses       Value
                                        (In Thousands of Dollars)
U.S. Treasury Securities 5783           329                         6112
U.S. Government Agencies and
  Corporations           136288         1024           922          136390
Obligations of States and
  Political Subdivisions 61406          3732           147          61390
Corporate Securities     302            4              3            303
Morgage-backed
  Securities             2869           6              28           2847
Marketable Equity        1489                                       1489
Other Debt Securities    2908           115                         3023

                         211045         5210           1100         215155

                                   Six Months Ended
                        June 30, 1994          June 30, 1993
                               (In Thousands of Dollars)
Proceeds From Sales             7403                60172
Gross Gains                     682                 991
Gross Losses                                        15
Net                             682                 976


                  PREMIER BANKSHARES CORPORATION AND AFFILIATES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.   Loans
     The following is a summary of loans outstanding at the end of the periods indicated:
                                             June 30            December 31,
                                             1994               1993
Commercial, Financial, and Agricultural      58831              66654
Real Estate - Construction                   6977               5178
Real Estate - Mortgage                       161932             144709
Loans to Individuals                         72742              70616
Others                                       1395               1334
                                             301877             288491
Less Unearned Income                         (4352)             (5088)
                                             297525             283403
Less Allowance for Loan and Lease Losses     (4626)             (4481)

                                             292899             278922

The following schedule summarizes the changes in the allowance for loan and lease
losses:
                                             June 30, June 30, December 31
                                             1994     1993     1993
Balance, Beginning                           4481      4752    4752
Provision Charged Against Income             195       330     592
Recoveries                                   189       226     680
Loans Charged Off                            (239)     (764)   (1543)
Balance, Ending                              4626      4544    4481

     Nonperforming assets consist of the following:
                                             June 30,      December 31,
                                             1994          1993
                                             (In Thousands of Dollars)
Nonaccrual Loans                             3123          3451
Restructured Loans                           988           1128

Nonperforming Loans                          4111          4579
Foreclosed Properties                        728           1125

Nonperforming Assets                         4839          5704

Total loans past due 90 days or more and still accruing were $1,114 on June 30, 1994 and $1,397 on December 31, 1993.

                  PREMIER BANKSHARES CORPORATION AND AFFILIATES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



4.      Short-term Debt
     Short-term debt consists of the following:
                                        June 30, December 31,
                                        1994     1993
                                        (In Thousands of Dollars)
     Federal Funds Purchased and Securities Sold
       Under Agreements to Repurchase   20299     15271

     Line of Credit Borrowing                     60
          Total Short-term Debt         20299     15331

5.  Long-term Debt
     Premier Bankshares had no long-term debt outstanding for the periods ended
June 30, 1994 or December 31, 1993.


6.  Earnings Per Share
      Earnings per share are computed on the weighted average common shares outstanding of 4,405,127 for both the three and six months ended June 30, 1994; and 4,405,129 and 4,405,186 for the three months ended June 30, 1993, respectively.


7.  Capital Requirements
      A comparison of the Company's capital as of June 30, 1994 with the minimum requirements is presented below.

                                        Minimum
                              Actual    Requirements

Tier I Risk-based Capital     15.35%    4.00%
Total Risk-based Capital      16.60%    8.00%
Leverage Ratio                9.67%     3.00%




     TABLE I

Consolidated Selected Financial Data
(Amounts in thousands, except per share data)
                                        1994
                                        Second       First
                                        Quarter      Quarter
Interest Income                         10278        9998
Interest Expense                        4325         4325
Net Interest Income                     5953         5673
Provision for Loan Losses               95           100
Net Income                              1986         2198
Per Share Data:
  Net Income                            .45          .50
  Cash Dividends Paid                   .12          .12
Total Average Stockholders' Equity      53690        53368
Total Average Assets                    582658       568763
Ratios:
  Average Stockholders' Equity
   to Total Average Assets              9.21         9.38
  Return on Average Equity              14.80        16.48
  Return on Average Assets              1.36         1.55

                                                  1993
                              Fourth         Third     Second   First
                              Quarter        Quarte    Quarter  Quarter
Interest Income               9842           9718      9484     9283
Interest Expense              4422           4272      4050     3913
Net Interest Income           5420           5446      5434     5370
Provision for Loan Losses     157            105       160      170
Net Income                    1697           2014      2345     2287
Per Share Data:  Net Income   .38            .46       .53      .52
  Cash Dividends Paid         .11            .11       .11      .11
Total Average Stockholders'
  Equity                      53610          52452     51093    48760
Total Average Assets          556875         533016    508534   488699
Ratios:  Average Stockholders'
         Equity to Total
         Average Assets       9.63           9.84      10.05    9.98
  Return on Average Equity    12.66          15.36     18.32    18.76
  Return on Average Assets    1.22           1.51      1.84     1.87

[TEXT]


    TABLE II
DISTRIBUTION OF ASSETS, LIABILITIES, STOCKHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL

The following schedule presents the condensed consolidated average balance sheets and the average rates earned and paid by Premier and its affiliates on a fully taxable equivalent basis assuming a 34% tax rate for the six months ended June
30, 1994 and 1993. Nonaccruing loans are included in the total loans.

                              1994                          1993
                    Average   Interest  Yield/    Average  Interest  Yield/
                    Balance   And Fees  Rate      Balance  And Fees  Rate
                    (In Thousands of Dollars)     (In Thousands of Dollars)
Assets
Interest-earning Assets:
Loans and Leases    287199    13307     9.27      269701    12899    9.57
Taxable Investment
Securities          168410    4834      5.74      122412    4011     6.55
Nontaxable
Investment
  Securities        66250     2664      8.04      48524     2186     9.01
Interest-bearing
Deposits with Other
Banks               410       20        9.76      864       41       9.49
Federal Funds Sold
and Securities
Purchased Under
Agreements  to
 Resell             21670     370       3.41      26603     389      2.92
    Total
    Interest-earning
    Assets          543939    21195     7.79      468104    19526    8.34
Noninterest-earning Assets:
  Cash and Noninterest-bearing
    Deposits        15867                         15287
Premises and Equipment,
Net                 9829                          9619
Other Assets        10668                         10414
Less Allowance for
Loan and Lease
  Losses            (4592)                        (4808)
    Total Assets    575711                        498616
Liabilities and Stockholders' Equity


Interest-bearing Liabilities:
  Demand Deposits   52617     725       2.76      44279     692     3.13
  Savings Deposits  165707    2804      3.38      124197    2298    3.70
  Large Denomination Certificates
   of Deposit       34210     765       4.47      35480     781     4.40
  Other Time
   Deposits         193733    4088      4.22      183068    4066    4.44
  Short-term
Borrowings          18870     268       2.84      8250      108     2.62
  Long-term Debt                                  588       18      6.12
    Total Interest-bearing
     Liabilities    465137    8650      3.72      395862    7963    4.02
Noninterest-bearing Liabilities:
  Demand Deposits   52628                         48235
  Other Liabilities 4417                          4592
Stockholders'
  Equity            53529                         49927
    Total
     Liabilities
     and
     Stockholders'
     Equity         575711                        498616
Net Interest
Differential                            4.07                        4.32
Net Interest
  Earnings          12545                         11563
Net Yield on
Interest-earning
Assets                                  4.61                        4.94

               PREMIER BANKSHARES CORPORATION AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)
                               Three Months Ended       Six Months Ended
                             June 30, 1994 and 1993   June 30, 1994 and 1993
                                        (In Thousands of Dollars)
                                Amount    Percent        Amount    Percent
INTEREST INCOME:
Interest and Fees on Loans      160        2.45          412        3.20
Federal Funds Sold              (47)       (21.36)       (19)       (4.88)
Money Market Deposits           (12)       (57.14)       (21)       (51.22)
Interest on Investments Held to
Maturity, Taxable               358        100.00        690        100.00
Interest on Investments Held to
Maturity, Non-taxable           792        100.00        1517       100.00
Interest on Securities
Available for Sale, Taxable     2145       100.00        4144       100.00
Interest on Securities
Available for Sale,
Non-taxable                     118        100.00        241        100.00
Interest on Investment
Securities, Taxable             (1994)     (100.00)      (3997)     (100.00)
Interest on Investment
Securities, Non-taxable         (716)      (100.00)      (1443)     (100.00)
Trading Account Income          (15)       (100.00)      (15)       (100.00)
     Total Interest Income      794        8.37          1509       8.04
INTEREST EXPENSE:
Demand Deposits                 14         3.98          33         4.77
Savings Deposits                135        11.04         506        22.02
Large Denomination Certificates
of Deposit                      2          .52           (16)       (2.05)
Other Time Deposits             29         1.43          22         .54
Short-term Debt                 102        196.15        160        148.15
Long-term Debt                  (7)        (100.00)      (18)       (100.00)
     Total Interest Expense     275        6.79          687        8.63
     Net Interest Income        519        9.55          822        7.61
PROVISION FOR LOAN LOSSES       (65)       (40.63)       (135)      (40.91)
     Net Interest Income After
      Provision for Loan Losses 584        11.07         957        9.14
OTHER INCOME:
Service Charges on Deposit
  Accounts                      48         11.54         103        13.45
Trust Department Income         (2)        (5.00)        (63)       (45.32)
Other Service Charges,
Commissions and Fees            (43)       (12.15)       (8)        (1.27)
Other Operating Income          (35)       (37.63)       (66)       (32.84)
Security Gains                  (869)      (98.86)       (294)      (30.12)
Trading Account Security Gains
  (Losses)                      (8)        (100.00)      (9)        (100.00)
     Total Other Income         (909)      (50.78)       (337)      (12.38)
OTHER EXPENSES:
Salaries                        73         4.68          231        7.64
Employee Benefits               81         21.43         126        15.83
Occupancy Expenses              (13)       (6.37)        (12)       (3.00)
Furniture and Equipment
Expenses                        11         5.98          76         21.65
Other Operating Expenses        155        10.40         322        11.12
     Total Other Expense        307        8.04          743        9.95
Income Before Income Taxes      (632)      (19.46)       (123)      (2.15)
Applicable Income Taxes         (273)      (30.27)       325        (29.60)
       305.10
     NET INCOME                 (359)      (15.31)       (448)      (9.67)



ITEM 2.   MANAGEMENT'S DISCUSSION:

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Premier's active non-bank subsidiary, Premier Bank Services Corporation, because of the low volume of activity, discontinued servicing certain consumer loans for selected affiliate Banks during the second quarter of 1993. Preparations made during the latter half of 1993 to offer investment advisory services to Premier banks as well as other financial institutions and investing groups through this service corporation were also discontinued, and, the corporation is no longer active.

EARNINGS PERFORMANCE

Net income for the first six months of 1994 was $4,184,000, a $448,000 or 9.67% decrease over the $4,632,000 earned for the same period in 1993. The six months earnings for both 1994 and 1993 include non-recurring adjustments to income.
One affiliate bank during the first quarter of 1994 disposed of bonds backed by the failed Executive Life Insurance Company, which were in default and had previously been written down, adding approximately $513,000 in security gains; $339,000, net of the tax effect. First quarter 1993 reflected an approximate $439,000 decrease in federal incom tax expense due to the implementation of FASB 109 and the realization of tax benefits on a net loss carryforward which could be recaptured following the 1991 merger of Bank of Speedwell and Bank of Shawsville. Also, due to restructing of the investment portfolio, one affiliate bank booked security gains of $656,000 during the second quarter of 1993. As a result, on a per share basis, net income for the fist six months of 1994 decreased to $0.95 compared to $1.05 for the same period in 1993, with 4,405,127 average shares outstanding for both the three and six months outstanding for 1994; and 4,405,129 and 4,405,186 average shares outstanding for 1993, respectively.

NET INTEREST INCOME

Net interest income, before provision for loan losses for the six months ended June 30, 1994, amounted to $11,626,000, a $822,000, or 7.61% increase from
$10,804,000 recorded for the same period of 1993. The net interest differential for this period (the difference between the tax-equivalent yield on interest bearing assets and the rate paid on interest-bearing liabilities) decreased 25 basis points to 4.07%. The tax-equivalent yield on earning assets decreased from 8.34% in 1993 to 7.79% in 1994 while the rate paid on interest-bearing liabilities) decreaded 25 basic points to 4.07%. The tax-equivalent yield on earning assets decreased from 8.34% in 1993 to 7.79% in 1994 while the rate paid on interest-bearing liabilities decreased 30 basis points to 3.72%.

The net yield (fully taxable equivalent) on earning assets decreased 33 basis points in 1994 to 4.61% compared to 4.94% in 1993. Yields on loans, nontaxable, and taxable investment securities decreased 30, 97, 81 basis points, respectively, while the yields on interest-bearing deposits with banks increased 27 basis points, along with an increase in fed funds sold of 49 basis points. Adjustments to rates paid on interest-bearing deposits, savings, and other time deposit rates decreasing 37,32, and 22 basis points, respectively. The rate paid on short-term borrowings increased 22 basis points. Premier's long-term debt was paid off in 1993.

OTHER INCOME AND EXPENSES

Total other income decreased $337,000 or 12.38% to $2,386,000 due mostly to a decrease in security gains during 1994 of $294,000 to $682,000 compared to $976,000 in the first half of 1993. As mentioned previously, the majority of the 1994 security gains was from a $513,000 gain by one affiliate bank from the sale of bonds which were in default and had been previously written down. Other service charges, commissions and fees decreased $8,000 in 1994, the most significant changes being a decrease in loan extension/other fees of $65,000 from 1993, and increase in loan collection fees and credit life and A & H sales of $14,000 and $23,000, respecitvely, over 1993. Total service charges on deposit accounts increased $103,000 with the majority of the increase in NSF and returned check charges, attributable mostly to increased per-item fees. Fee income from estate settlements account for the decrease of $63,000 in trust department income in 1994.

OTHER INCOME AND EXPENSES (Continued)

Other expenses increased $743,000 or 9.95% over June 30, 1993. Salaries increased 7.64%, and employee benefits 15.83%, due in part to staffing of an additional branch in mid-summer 1993, the employement of additional personnel at the individual bank and holding company levels, and normal salary increases. Occupancy decreased $12,000, while furniture and equipment expenses increased $76,000 or 21.65%, due largely to the purchase of data processing equipment. Other operating expenses increased $322,000 in 1994 or 11.12% with the most significant changes being an increase in legal fees of $230,000, increased FDIC assessment fees of $69,000 over the same period in 1993, and additional audit and tax expense of $64,000. Data processing fees decreased $144,000 due largely to the expiration and renegotiation of the independent service bureau contract in the latter half of 1993. Less significant increases and decreases account for the difference.

INVESTMENTS, LOANS, AND DEPOSITS

Net loans increased $13,977,000 or 5.01%, investments increased $25,824,000 or 12.21%, fed funds sold decreased $25,105,000 or 72.42%, with an increase in total assets of $20,007,000 or 3.59% over December 31, 1993. One affiliate bank purchased $13,000,000 in local branch deposits of one of its competitors during the second quarter of 1994, accounting for a large portion of the $17,088,000 increase in deposits over December 31, 1993. Deman deposits, interest-bearing demand deposits, and other time deposits increased 18.89%, 6.99%, and 4.67%, respectively. Large denomination certificates of deposit decreased by $3,919,000 or 10.69% while savings held at the same level. Fed funds purchased and repurchase agreements increased $4,968,000 over year end 1993.

Allowance for Loan and Lease Losses
  The allowance for loan and lease losses on June 30, 1994, was $4,626,000 compared to $4,481,000 at December 31, 1993, and $4,544,000 at June 30, 1994.
Charge-offs were $239,000 for the first six months of 1994 compared to $764,000 for the same period in 1993. Recoveries of $189,000 were booked in the first six months of 1994; $226,000 in 1993. Management believes the allowance is adequate at the June 30, 1994 level, after making provisions during the year of $195,000.

Capital Resources
  Total stockholders equity or capital amounted to $53,727,000 at June 30, 1994. The leverage ratio at June 30, 1994 at 9.67%.

Liquidity and interest Sensitivity
  Almost the entire deposit base is made up of core deposits with only 6.53% of toal deposits compose of Certificates of deposit of $100,000 and over.
At June 30, 1994, federal funds and investment securities maturing within one year amounted to $16,300,000, or 3.25% of total deposits. In addition, $71,000,000 of investment securities or 14.21% of deposits, mature within the 1-5 year range.
  The policy of Premier is to maintain the relationship between rate-sensitive assets and rate-sensitive liabilities which will maximize future profit levels, given existing expectations of interest rate movements.




Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders -
None

Item 5.    Other Information  - None

Item 6.    Exhibits and reports on Form 8-K

           a)  Exhibits - None

           b)  Form 8-K - None
                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PREMIER BANKSHARES
CORPORATION


Date:  August 12, 1994               BY    /s/ James R.Wheeling, President


Date:   August 12, 1994              BY    /s/ Ellen Simpson, Secretary
                                               (Chief Accounting Officer)