Form 10-Q
period 1994-09-30
PREMIER BANKSHARES CORP
filed 1994-11-28
CIK 797541

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994


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

Registrant's telephone number including area code (703) 988-7145
                                                        988-7511
_______________________________________________________________
                    (Former name, former address and former

fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994.

Common stock, $2 par value - 4,405,127 shares.


                              INDEX


               Page No.
Part I.   Financial Information:
          Item 1.  Financial Statements
          Consolidated Balance Sheets -
          September 30, 1994 and December 31, 1993         3

          Consolidated Statements of Income -
            Nine Months Ended
             September 30, 1994 and 1993                   4

          Consolidated Statements of
            Stockholders' Equity - Nine Months
             Ended September 30, 1994 and 1993              5

          Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1994 and 1993   6

          Notes to Consolidated Financial Statements        7-10

          Supplemental Financial Data (Tables I - III)      11-13

          Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   14-15

Part II.  Other Information:


          Item 1.  Legal Proceedings                        16
          Item 2.  Changes in Securities                    16
          Item 3.  Defaults Upon Senior Securities          16
          Item 4.  Submission of Matters to a Vote of
                     Security Holders                       16
          Item 5. Other Information                         16
          Item 6.Exhibits and Reports on Form 8K            16


ITEM 1.   FINANCIAL INFORMATION:

                  PREMIER BANKSHARES CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)
                                             September 30   December 31,
                                             1994           1993
ASSETS:
Cash and Due From Banks                      16101          12003
Interest-bearing Deposits in Banks                          350
Securities Held to Maturity
  (Approximate Market Value $80,678
   in 1994, $530 in 1993)                    83018           530
Securities Available for Sale
  (Amortized Cost $145,985 1994)             138927
Securities Held for Sale (Approximate
  Market Value $201687 in 1993)                             211045
Federal Funds Sold                           7090           34665
Loans, Net of Unearned Income of $4,074 in
  in 1994, $5,462 in 1993 and Allowance
  for Loan Losses of $4,839 in 1994 and
  $4,558 in 1993                             298460         278922
Bank Premises and Equipment                  10154           9782
Accrued Income Receivable                    4563           4061
Other Assets                                 6792           6611
      TOTAL ASSETS                           565105         557969
LIABILITIES:
Deposits:
  Demand                                     53957          45898
  Interest-bearing Demand                    55386          49886
  Savings                                    156782         162267
  Large Denomination Certificates
    of Deposit                               30527          36647
  Other Time                                 197456         189457
      TOTAL DEPOSITS                         494108         484155
Short-term Debt                              13748          15331
Other Liabilities                            3024           4144

      TOTAL LIABILITIES                      510880         503630

SHAREHOLDERS' EQUITY:
Capital Stock-Common-$2 Par
  10,000,000 Authorized; 4,405,127
  Shares Issued in 1994 and 1993             8810           8810
Surplus                                      21694          21693
Undivided Profits                            28428          23943
Net Unrealized Loss on Securities            (4707)         (107)

      TOTAL STOCKHOLDERS' EQUITY             54225          54339
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                 565105         557969

Notes to financial statements are an integral part of these statements.
</TABLE

                  PREMIER BANKSHARES CORPORATION AND AFFILIATES
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                      Three Months Ended      Nine Months Ended
                                      September 30,            September 30,
                                      1994          1993      1994        1993
INTEREST INCOME:
Interest and Fees on Loans            6997          6627      20291       19509
Federal Funds Sold                    69            260       439         649

Money Market Deposits                 2             13        22          54

Interest on Investments Held to
Maturity, Taxable                     411                     1101
Interest on Investments Held to
Maturity, Non-taxable                 811                     2328
Interest on Securities Available for
Sale, Taxable                         2029                    6173
Interest on Securities Available for
Sale, Non-taxable                     113                     354
Interest on Investment Securities,
Taxable                                              2078                 6075
Interest on Investment Securities,
 Non-taxable                                         739                  2182
Trading Account Income                               1                    16
     Total Interest Income            10432          9718     30708       28485
INTEREST EXPENSE:
Demand Deposits                       377            365      1102        1057
Savings Deposits                      1318           1357     4122        3655
Large Denomination Certificates of
  Deposit                             349            381      1114        1162
Other Time Deposits                   2121           2077     6209        6143

Short-term Debt                       166            92       434         200
Long-term Debt                                                            18
     Total Interest Expense           4331           4272     12981       12235
     Net Interest Income              6101           5446     17727       16250

ADDITION TO ALLOWANCE FOR LOAN AND
 LEASE LOSSES                         393             105      588         435
     Net Interest Income After
       Addition to Allowance for
       Loan and Lease Losses          5708           5341     17139       15815
OTHER INCOME:
Service Charges on Deposit Accounts   459            443      1328         1209
Trust Department Income               110            43       186          182
Other Service Charges, Commissions
and Fees                              331            410      995          1042
Other Operating Income                49             77       184          278
Security Gains                        (15)           213      667          1189
Trading Account Security Gains
(Losses)                                                                   9
     Total Other Income               934            1186     3320         3909
OTHER EXPENSES:
Salaries                              1690           1599     4946         4624
Employee Benefits                     532            364      1454         1160
Occupancy Expenses                    195            185      583          585
Furniture and Equipment Expenses      221            182      648          533
Other Operating Expenses              1577           1444     4794         4339
     Total Other Expense              4215           3774     12425        11241
Income Before Income Taxes            2427           2753     8034         8483
Applicable Income Taxes               541            739      1964         1837
     Net Income                       1886           2014     6070         6646
NET INCOME PER SHARE                  .43            .46      1.38         1.51
CASH DIVIDENDS PER SHARE              .12            .11      .36          .33

The notes to financial statements are an integral part of these statements.

                  PREMIER BANKSHARES CORPORATION AND AFFILIATES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                            Nine Months Ended
                                            September June 30,
                                             1994      1993
Balance at Beginning of Year                 54339     47998
Net Income                                   6070      6646
Cash Dividends Declared                      (1584)    (1454)
Change in Valuation Allowance for Securities (4600)    7
Other                                                  (6)
Balance at End of Period                     54225     53191








The notes to financial statements are an integral part of these statements.


                  PREMIER BANKSHARES CORPORATION AND AFFILIATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                                     Nine Months Ended
                                                       September 30,
                                                       1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           6070      6646
  Adjustments to Reconcile Net Income to Cash
    Provided by Operating Activities:
      Depreciation and Amortization of Premises
       and Equipment                                   537       489
      Provision for Loan Losses                        588       435
      Amortization of:
        Goodwill and Intangibles                       199       283
        Premiums and Accretion of Discounts, Net       (362)     (165)
      Securities Gains                                 (667)     (1198)
      Increase in Other Assets                         (588)     (1428)
      Increase in Other Liabilities                    (1120)    703
         Net Cash Used In Operating Activities         4687      5765

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net (Increase) Decrease in Temporary Investments     27925     (9445)
  Sale of Securities Available for Sale                11847     75759
  Maturities of Securities Availiable For Sale         28141
  Purchase of Securities Availiable for Sale           (54688)
  Maturities of Securities Held to Maturity            17016     24570
  Purchase of Securities Held to Maturity              (16247)   (126705)
  Net Increase in Customer Loans                       (20452)   (17971)
  Premises and Equipment Expenditures                  (930)     (748)
  Sales of Premises and Equipment                      15         15

          Net Cash Used in Investing Activities        7373      (54525)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits,
    Now and Savings Accounts                           8074      45535
  Net Decrease in Time Deposits                        1879      5726
  Payments on Long-term Debt                                     (776)
  Net Increase (Decrease) in Short-term Debt           (1583)    3586
  Cash Dividends Paid                                  (1586)    (1454)
  Purchase of Capital Stock

          Net Cash Provided by Financing Activities    6784      52617
          Net Increase in Cash and Due from Banks      4098      3857

 CASH AND DUE FROM BANKS:
  Beginning                                            12003     13507
  Ending                                               16101     17364
Supplemental Disclosures of Cash Flow Information:
  Cash Payments for Interest Paid:
    To Depositors                                      12150      11393
    On Federal Funds Purchased and Securities Sold
      Under Agreement to Repurchase                    425        193
    Income Taxes                                       1644       2497

The notes to financial statements are an integral part of these statements.

                  PREMIER BANKSHARES CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The consolidated statements include the accounts of Premier and its affiliates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments
(consisting of
     only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 1994, and December 31, 1993, and the results of operations and cash flows for the nine months ended
September 30, 1994 and 1993.


     The results of operations for the nine months ended
September 30, 1994, are not
     necessarily indicative of the results to be expected for the full year.

2.   Investment Securities

     Carrying amounts and fair values of securities being held to maturity are summarized as follows:


                                         September 30, 1994

                                        Gross          Gross     Estimated
                         Amortized      Unrealized     UnrealizedMarket
                         Cost           Gains          Losses    Value
                                       (In Thousands of Dollars)
U.S. Government Agencies
  and Corporations       17933                         1424      16509
Obligations of States
  and Political
  Subdivisions           64586          262            1159      63689
Other Debt Securities    499                           19        4800
                         83018          262            2602      80678

                                             December 31, 1993
                                        Gross          Gross     Estimated
                         Amortized      Unrealized     UnrealizedMarket
  Unrealized     Unrealized
                         Cost           Gains          Losses    Value
                                        (In Thousands of Dollars)
Other Debt Securities    530                                     530


2.  Investment Securities (continued)

Carrying amounts and fair value of securities available for sale are summarized as follows:

                                        September 30, 1994
                                        Gross          Gross      Estimated
                         Amoritized     Unrealized     Unrealized Market
                         Cost           Gains          Losses     Value
                                        (In Thousands of Dollars)
U.S. Treasury Securities 12301          81             164        12218
U.S. Government Agencies
  and Corporations       26557          9              1054       25512
Obligations of States and
  Political Subdivisions 7756           15             26         7745
Corporate Securities     1096                          46         1050
Morgage-backed
  Securities             91744          3              5579       86168
Marketable Equity        1719                          197        1522
Other Debt Securities    4812           2              102        4712

                         145985         110            7168       138927

                                        December 31, 1993
                                        Gross          Gross        Estimated
                         Amoritized     Unrealized     Unrealized   Market
                         Cost           Gains          Losses       Value
                                        (In Thousands of Dollars)
U.S. Treasury Securities 5783           329                         6112
U.S. Government Agencies and
  Corporations           136288         1024           922          136390
Obligations of States and
  Political Subdivisions 61406          3732           147          61390
Corporate Securities     302            4              3            303
Morgage-backed
  Securities             2869           6              28           2847
Marketable Equity        1489                                       1489
Other Debt Securities    2908           115                         3023

                         211045         5210           1100         215155

Proceeds from sales of securities and resulting gross gains and losses are follows:
                                      Nine Months Ended
                          September 30,               September 30,
                             1994                         1993
                                  (In Thousands of Dollars)
Proceeds From Sales          11847                        75759
Gross Gains                  667                          1222
Gross Losses                                              24
Net                          667                          1198


                  PREMIER BANKSHARES CORPORATION AND AFFILIATES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.   Loans
     The following is a summary of loans outstanding at the end of the periods indicated:
                                         September 30,          December 31,
                                             1994               1993
Commercial, Financial, and Agricultural      59462              66654
Real Estate - Construction                   8995               5178
Real Estate - Mortgage                       163679             144709
Loans to Individuals                         74055              70616
Others                                       1182               1334
                                             307373             288491
Less Unearned Income                         (4074)             (5088)
                                             303299             283403
Less Allowance for Loan and Lease Losses     (4839)             (4481)

                                             298460             278922

The following schedule summarizes the changes in the allowance for loan and lease
losses:
                                       September 30, September 30,  December 31
                                             1994     1993          1993
Balance, Beginning                           4481      4752         4752
Provision Charged Against Income             588       435          592
Recoveries                                   228       405          680
Loans Charged Off                            (458)     (1034)       (1543)
Balance, Ending                              4839      4558        4481

     Nonperforming assets consist of the following:
                                         September 30,  December 31,
                                             1994          1993
                                             (In Thousands of Dollars)
Nonaccrual Loans                             3589          3451
Restructured Loans                           99           1128

Nonperforming Loans                          3688          4579
Foreclosed Properties                        694           1125

Nonperforming Assets                         4382          5704

Total loans past due 90 days or more and still accruing were $430 on September 30, 1994 and $1,397 on December 31, 1993.

                  PREMIER BANKSHARES CORPORATION AND AFFILIATES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



4.      Short-term Debt
     Short-term debt consists of the following:
                                   September 30, December 31,
                                        1994     1993
                                        (In Thousands of Dollars)
     Federal Funds Purchased and Securities Sold
       Under Agreements to Repurchase   13748     15271

     Line of Credit Borrowing                     60
          Total Short-term Debt         13748     15331

5.  Long-term Debt
     Premier Bankshares had no long-term debt outstanding for the periods ended
September 30, 1994 or December 31, 1993.


6.  Earnings Per Share
      Earnings per share are computed on the weighted average common shares outstanding of 4,405,127 for both the three and nine months ended
September 30, 1994; and 4,405,128 and 4,405,166
for the three and nine months ended September 30, 1993, respectively.


7.  Capital Requirements
      A comparison of the Company's capital as of September 30, 1994 with the minimum requirements is presented below.

                                        Minimum
                              Actual    Requirements

Tier I Risk-based Capital     12.72%    4.00%
Total Risk-based Capital      13.89%    8.00%
Leverage Ratio                9.31%     3.00%

8.  Pending Affiliation
The Company on June 29, 1994, agreed to affiliate with Dickenson-Buchanan, Haysi, Virginia (Dickenson) whereby the shareholders of Dickenson will receive
7.77 shares of Premier's stock in exchange for each share of Dickenson's common stock. This tax-free exchange will be accounted for as a pooling-of-interests and will be subject to Dickenson's shareholders and regulatroy approvals.



     TABLE I

Consolidated Selected Financial Data
(Amounts in thousands, except per share data)
                                        1994
                                        Third   Second       First
                                        Quarter Quarter      Quarter
Interest Income                         10432   10278        9998
Interest Expense                        4331    4325         4325
Net Interest Income                     6101    5953         5673
Provision for Loan Losses               393     95           100
Net Income                              1886    1986         2198
Per Share Data:
  Net Income                            .43     .45          .50
  Cash Dividends Paid                   .12     .12          .12
Total Average Stockholders' Equity      54642   53690        53368
Total Average Assets                    572934  582658       568763
Ratios:
  Average Stockholders' Equity
   to Total Average Assets              9.54    9.21         9.38
  Return on Average Equity              13.84   14.80        16.48
  Return on Average Assets              1.31    1.36         1.55

                                                  1993
                              Fourth         Third     Second   First
                              Quarter        Quarte    Quarter  Quarter
Interest Income               9842           9718      9484     9283
Interest Expense              4422           4272      4050     3913
Net Interest Income           5420           5446      5434     5370
Provision for Loan Losses     157            105       160      170
Net Income                    1697           2014      2345     2287
Per Share Data:  Net Income   .38            .46       .53      .52
  Cash Dividends Paid         .11            .11       .11      .11
Total Average Stockholders'
  Equity                      53610          52452     51093    48760
Total Average Assets          556875         533016    508534   488699
Ratios:  Average Stockholders'
         Equity to Total
         Average Assets       9.63           9.84      10.05    9.98
  Return on Average Equity    12.66          15.36     18.32    18.76
  Return on Average Assets    1.22           1.51      1.84     1.87

[TEXT]


    TABLE II
DISTRIBUTION OF ASSETS, LIABILITIES, STOCKHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL

The following schedule presents the condensed consolidated average balance sheets and the average rates earned and paid by Premier and its affiliates on a fully taxable equivalent basis assuming a 34% tax rate for the nine months ended September 30, 1994 and 1993.
Nonaccruing loans are included in the total loans.

                              1994                          1993
                    Average   Interest  Yield/    Average  Interest  Yield/
                    Balance   And Fees  Rate      Balance  And Fees  Rate
                    (In Thousands of Dollars)     (In Thousands of Dollars)
Assets
Interest-earning Assets:
Loans and Leases    286593    20310     9.45      273219    19534    9.53
Taxable Investment
Securities          166680    7274      5.82      126126    6091     6.44
Nontaxable
Investment
  Securities        67829     4064      7.99      49489     3306     8.91
Interest-bearing
Deposits with Other
Banks               322       22        9.11      776       54       9.28
Federal Funds Sold
and Securities
Purchased Under
Agreements  to
 Resell             16454     439       3.56      29475     649      2.94
    Total
    Interest-earning
    Assets          537878    32109     7.96      479085    29634    8.25
Noninterest-earning Assets:
  Cash and Noninterest-bearing
    Deposits        16505                         15538
Premises and Equipment,
Net                 9913                          9694
Other Assets        15040                         10518
Less Allowance for
Loan and Lease
  Losses            (4634)                        (4752)
    Total Assets    574702                        510083
Liabilities and Stockholders' Equity


Interest-bearing Liabilities:
  Demand Deposits   53202     1102      2.76      45240     1057    3.12
  Savings Deposits  163499    41220     3.36      130459    3655    3.74
  Large Denomination Certificates
   of Deposit       33139     1114      4.48      34833     1162    4.45
  Other Time
   Deposits         194912    6209      4.25      184944    6143    4.43
  Short-term
Borrowings          18154     434       3.19      9972      200     2.67
  Long-term Debt                                  392       18      6.12
    Total Interest-bearing
     Liabilities    462906    12981     3.74      405840    12235   4.02
Noninterest-bearing Liabilities:
  Demand Deposits   53873                         48918
  Other Liabilities 4106                          4557
Stockholders'
  Equity            53817                         50768
    Total
     Liabilities
     and
     Stockholders'
     Equity         574702                        510083
Net Interest
Differential                            4.22                        4.23
Net Interest
  Earnings          19128                         17399
Net Yield on
Interest-earning
Assets                                  4.74                        4.84

               PREMIER BANKSHARES CORPORATION AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)
                               Three Months Ended     Nine Months Ended
                        September 30, 1994 and 1993   September 30, 1994 and
1993
                                        (In Thousands of Dollars)
                                Amount    Percent        Amount    Percent
INTEREST INCOME:
Interest and Fees on Loans      370        5.58          782        4.01
Federal Funds Sold              (191)      (73.46)       (210)      (32.36)
Money Market Deposits           (11)       (84.62)       (32)       (59.26)
Interest on Investments Held to
Maturity, Taxable               411                      1101
Interest on Investments Held to
Maturity, Non-taxable           811                      2328
Interest on Securities
Available for Sale, Taxable     2029                     6173
Interest on Securities
Available for Sale,
Non-taxable                     113                      354
Interest on Investment
Securities, Taxable             (2078)                   (6075)
Interest on Investment
Securities, Non-taxable         (739)                    (2182)
Trading Account Income          (1)                      (16)
     Total Interest Income      714        7.35          2223       7.80
INTEREST EXPENSE:
Demand Deposits                 12         3.29          45         4.26
Savings Deposits                (39)       (2.87)        467        12.78
Large Denomination Certificates
of Deposit                      (32)                     (48)       (4.13)
Other Time Deposits             44         (8.40)        66         1.07
Short-term Debt                 74         2.12          234        117.00
Long-term Debt                             84.43         (18)
     Total Interest Expense     59         1.38          746        6.10
     Net Interest Income        655        12.03         1477       9.09
PROVISION FOR LOAN LOSSES       288        274.29        153        35.17
     Net Interest Income After
      Provision for Loan Losses 367        6.87          1324       8.37
OTHER INCOME:
Service Charges on Deposit
  Accounts                      16        3.61          119        9.84
Trust Department Income         67        155.81        4          2.20
Other Service Charges,
Commissions and Fees            (79)      (19.27)       (87)       (8.35)
Other Operating Income          (28)      (36.36)       (94)      (33.81)
Security Gains                  (228)     (107.04)      (522)     (43.90)
Trading Account Security Gains
  (Losses)                                              (9)        (100.00)
     Total Other Income         (252)     (21.25)       (589)      (15.07)
OTHER EXPENSES:
Salaries                        91         5.69          322        6.96
Employee Benefits               168        46.15         294        25.34
Occupancy Expenses              (10)       (5.41)        (2)        (.34)
Furniture and Equipment
Expenses                        39         21.43         115        21.58
Other Operating Expenses        133        9.21          455        10.49
     Total Other Expense        441        11.69         1184       10.53
Income Before Income Taxes      (326)      (11.84)       (449)      (5.29)
Applicable Income Taxes         (198)      (26.79)       127        6.91
    305.10
     NET INCOME                 (128)      (6.36)       (576)      (8.67)



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

EARNINGS PERFORMANCE

Net income for the first nine months of 1994 was $6,070,000, a $576,000 or 8.76% decrease from the $6,646,000 earned for the same period in 1993. The nine months earnings for both 1994 and 1993 include non-recurring adjustments to income. One affiliate bank during the first quarter of 1994 disposed of bonds backed by the failed Executive Life Insurance Company, which were in default and had previously been written down, adding approximately $513,000 in security gains; $339,000, net of the tax effect. First quarter 1993 reflected an approximate $439,000 decrease in federal incom tax expense due to the implementation of FASB 109 and the realization of tax benefits on a net loss carryforward which could be recaptured following the 1991 merger of Bank of Speedwell and Bank of Shawsville. Also, due to restructing of the investment portfolio, one affiliate bank booked security gains of $656,000 during the second quarter of 1993. As a result, on a per share basis, net income for the fist nine months of 1994 was $1.38 compared to $1.51 for the same period in 1993 , with 4,405,127 average shares outstanding for both the three and nine months outstanding for 1994; and 4,405,128 and 4,405,166 average shares outstanding for 1993, respectively.

NET INTEREST INCOME

Net interest income, before provision for loan losses for the nine months ended September 30, 1994, amounted to $17,727,000, a $1,477,000, or 9.09% increase from $16,250,000 recorded for the same period of 1993. The net interest differential for this period (the difference between the tax-equivalent yield on interest bearing assets and the rate paid on interest-bearing liabilities) remained virtually the same, at 4.22%. The tax-equivalent yield on earning assets decreased from 8.25% in 1993 to 7.96% in 1994 while the rate paid on interest-bearing liabilities) decreaded 28 basis points to 3.74%.

The net yield (fully taxable equivalent) on earning assets decreased 10 basis points in 1994 to 4.74% compared to 4.84% in 1993. Yields on loans, taxable investment securities, nontaxable securities, and interest-bearing deposits with banks decreased 8, 62, 92, and 17 basis points, respectively, along with an increase in fed funds sold of 62 basis points. Adjustments to rates paid on interest-bearing deposits reflected decreases in all classes, (except for large denomination certificates which increased only 3 basis points) with demand deposits, savings, and other time deposit rates decreasing 36, 38, and 18 basis points, respectively.
The rate paid on short-term borrowings increased 52 basis points. Premier's long-term debt was paid off in latter part 1993.

OTHER INCOME AND EXPENSES

Total other income decreased $589,000 or 15.07% to $3,320,000 due mostly to a decrease in security gains during 1994 of $522,000 to $667,000 compared to $1,189,000 in the first nine months of 1993. As mentioned previously, the majority of
the 1994 security gains was from a $513,000 gain by one affiliate bank from the sale of bonds which were in default and had been previously written down. Other service charges, commissions and fees decreased $87,000 in 1994, the most significant changes being a decrease in loan extension/other fees of $130,000 from 1993, and increase in loan collection fees and credit life and A & H sales of $20,000 and $29,000, respecitvely, over 1993. Total service charges on deposit accounts increased $119,000 with the majority of the increase in NSF and returned check charges, attributable mostly to increased per-item fees.

Other expenses increased $1,184,000 or 10.53% over September 30, 1993.
Salaries
increased 6.96%, and employee benefits 25.34%, due in part to staffing of an additional branch in mid-summer 1993, the employement of additional personnel at the individual bank and holding company levels, and normal salary increases. Occupancy decreased $2,000, while furniture and equipment expenses increased $115,000 or 21.58%, due largely to the purchase of data processing equipment. Other operating expenses increased $445,000 in 1994 or 10.49% with the most significant changes being an increase in legal fees of $273,000, increased FDIC assessment fees of $119,000 over the same period in 1993, and additional audit and tax expense of $120,000. Data processing fees decreased $240,000 due largely to the expiration and renegotiation of the independent service bureau contract in the latter half of 1993. Less significant increases and decreases account for the difference.

INVESTMENTS, LOANS, AND DEPOSITS

Net loans increased $19,583,000 or 7.00%, investments increased $10,370,000 or 4.90%, fed funds sold decreased $27,575,000 or 79.55%, with an increase in total assets of $7,136,000 or 1.28% over December 31, 1993. One affiliate bank purchased $13,000,000 in local branch deposits of one of its competitors during the second quarter of 1994. Demand deposits, interest-bearing demand deposits, and other time deposits increased 17.56%, 11.03%, and 4.22%, respectively. Savings and large denomination certificates of deposit decreased by $5,485,000 or 3.38% and $ 6,120,000 or 16.70%, respectively. Fed funds purchased and repurchase agreements decreased $1,583,000, or 10.33% over year end 1993.

Allowance for Loan and Lease Losses
  The allowance for loan and lease losses on September 30, 1994, was $4,839,000 compared to $4,481,000 at December 31, 1993, and $4,558,000 at September 30, 1994. The ratio of allowance for loan and lease losses to total loans net of unearned income was 1.60% at September 30, 1994. Charge-offs were $458,000 for the first nine months of 1994 compared to $1,034,000 for the same period in 1993. Recoveries of $228,000 were booked in the first nine months of 1994; $405,000 in 1993. Management believes the allowance is adequate at the September 30, 1994 level, after making provisions during the year of $588,000.

Capital Resources
  Total stockholders equity or capital amounted to $54,225,000 at September 30, 1994. The leverage ratio at September 30, 1994 at 9.31%.

Liquidity and interest Sensitivity
  Almost the entire deposit base is made up of core deposits with only 6.18% of total deposits compose of Certificates of deposit of $100,000 and over.
At September 30, 1994, federal funds and investment securities maturing within one year amounted to $11,782,000, or 2.38% of total deposits. In addition, $70,102,000 of investment securities or 14.19% of deposits, mature within the 1-5 year range.
  The policy of Premier is to maintain the relationship between rate-sensitive assets and rate-sensitive liabilities which will maximize future profit levels, given existing expectations of interest rate movements.




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


                                        PREMIER BANKSHARES
CORPORATION


Date:  November 10, 1994               BY    /s/ James R.Wheeling, President


Date:  November 10, 1994               BY    /s/ Ellen Simpson, Secretary
                                               (Chief Accounting Officer)