Form 10-Q/A
period 1994-09-30
PREMIER BANKSHARES CORP
filed 1995-01-06
CIK 797541

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

Common stock, $2 par value - 4,405,127 shares.

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

Notes to financial statements are an integral part of these statements.
</TABLE

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

The notes to financial statements are an integral part of these statements.
/TABLE

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

The notes to financial statements are an integral part of these statements.
/TABLE

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


     TABLE I

Consolidated Selected Financial Data
(Amounts in thousands, except per share data)
                                        1994
                                        Third   Second       First
                                        Quarter Quarter      Quarter
Interest Income                         10432   10278        9998
Interest Expense                        4331    4325         4325
Net Interest Income                     6101    5953         5673
Provision for Loan Losses               393     95           100
Net Income                              1886    1986         2198
Per Share Data:
  Net Income                            .43     .45          .50
  Cash Dividends Paid                   .12     .12          .12
Total Average Stockholders' Equity      54642   53690        53368
Total Average Assets                    572934  582658       568763
Ratios:
  Average Stockholders' Equity
   to Total Average Assets              9.54    9.21         9.38
  Return on Average Equity              13.84   14.80        16.48
  Return on Average Assets              1.31    1.36         1.55

                                                  1993
                              Fourth         Third     Second   First
                              Quarter        Quarte    Quarter  Quarter
Interest Income               9842           9718      9484     9283
Interest Expense              4422           4272      4050     3913
Net Interest Income           5420           5446      5434     5370
Provision for Loan Losses     157            105       160      170
Net Income                    1697           2014      2345     2287
Per Share Data:  Net Income   .38            .46       .53      .52
  Cash Dividends Paid         .11            .11       .11      .11
Total Average Stockholders'
  Equity                      53610          52452     51093    48760
Total Average Assets          556875         533016    508534   488699
Ratios:  Average Stockholders'
         Equity to Total
         Average Assets       9.63           9.84      10.05    9.98
  Return on Average Equity    12.66          15.36     18.32    18.76
  Return on Average Assets    1.22           1.51      1.84     1.87
/TABLE

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

/TABLE

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

           b)  Form 8-K - None
                                SIGNATURES


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