Form 10-K/A
period 1994-12-31
PREMIER BANKSHARES CORP
filed 1995-04-04
CIK 797541

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993
Commission file no. Q-15729

PREMIER BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)
VIRGINIA    54-1377250
(State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

29 College Drive
P. O. Box 1199
Bluefield, Virginia 24605-1199
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code
(703) 322-2242
Securities registered pursuant to Section 12(g) of the Act:
Common Stock - $2 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No. ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and asked price as of March 15, 1995:

Common Stock, $2 par value - $88,533,539.00.

The number of shares outstanding of the issuer's classes of common stock, as of March 15, 1995:

Common Stock, $2 par value -   4,987,805 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's proxy statement for the annual shareholders meeting to be held April 20, 1995 is incorporated by reference into Part
III, Items 10, 11, 12 and 13.
PREMIER BANKSHARES CORPORATION

1994 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS
  PART I          PAGE

Item 1.      Business             2
Item 2.      Properties           4
Item 3.      Legal Proceedings    5
Item 4.      Submission of Matters
             to a Vote of Security
             Holders              5
             Executive Officers of
             the Registrant   6

PART II

Item 5.  Market for the Registrant's Common Stock
         and Related Security Holder Matters    7
Item 6.  Selected Financial Data          7
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation 8
Item 8.  Financial Statements and Supplementary Data 31
Item 9.  Disagreements on Accounting and Financial Disclosure  60

PART III

Item 10.  Directors and Executive Officers of the Registrant 60
Item 11.  Executive Compensation 60
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management 60
Item 13.  Certain Relationships and Related Transactions 60

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K 61
Signatures 62

PART I

ITEM 1.  BUSINESS
     Premier Bankshares Corporation ("Premier") was incorporated in May 1986 to operate as a bank holding company and acquired its first two affiliates, Bank of Speedwell, Inc. ("Speedwell"), and Tazewell National Bank ("TNB") in November 1986. Peoples Bank, Inc., ("Peoples") was acquired in July 1987 and Richlands
National Bank ("RNB") in August 1987. The merger of Premier and Shawsville Bancorp, Inc., was consummated on September 29, 1990, which added another affiliate, Bank of Shawsville, Inc. ("Shawsville"). Bank of Speedwell and Bank of Shawsville were merged as of October 9, 1991, under the name Premier Bank, Inc. ("PBI"). These banks operate at 25 banking locations in the Virginia Counties of Tazewell, Wythe, Pulaski, Russell, Scott, Montgomery, Wise and City of Salem.
Dickenson-Buchanan Bank was acquired effective December 31, 1994, adding three additional branches in Buchanan and Dickenson counties.

     Premier's subsidiary banks offer a full range of banking services, including commercial, installment and real estate loans, as well as checking, savings, and individual retirement accounts and certificates of deposit. Each bank has trust powers and trust services are offered at each bank through the administrative support of the trust department of TNB.

     Premier's philosophy allows its affiliate banks to retain their names and to exercise a degree of independence under their respective boards of directors and officers, subject to accountability for financial condition and operating results. Premier believes that this preserves community contact and customer loyalty without sacrificing the centralized direction and operating efficiencies of a larger holding company. The principal role of Premier is to assist subsidiary banks with burdensome regulatory and administrative tasks, to coordinate activities and ensure common direction, and to supervise overall strategic and financial plans. Premier assists its affiliates in management of their investment and loan portfolios and coordinates pension, hospitalization, and other benefit plans for employees. Premier also assists in developing and coordinating auditing and marketing programs, and performs certain accounting and planning functions for all subsidiaries.

     Premier Bank Services Corporation, a nonbank subsidiary Virginia corporation, was chartered February 16, 1989 to process certain consumer loans for affiliate banks. Its Articles of Incorporation were amended in 1990 to allow it to sell insurance products. At December 21, 1993, this corporation was inactive.

     Shawsville Bancorp, Inc., procured the incorporation of Professional Financial Services of Virginia, Inc., a nonbank subsidiary Virginia corporation, March 2, 1987, to render accounting and tax return preparation services. This Corporation is inactive.

Competition

     Premier and its affiliate banks face strong competition in their respective market areas from other commercial banks and savings institutions. In addition, they face competition for deposits from money market funds and similar investment vehicles. Certain of its competitors are branches of much larger statewide banks; others are affiliates of much larger bank holding companies.

Supervision and Regulation

     Premier is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("the Act"). As a bank holding company, Premier is required to file with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or Board") periodic reports and such additional information as the Board may require pursuant to the Act. The Board also reviews and acts on all applications for establishing nonbank subsidiaries. The act requires approval by the Board prior to any acquisition by Premier of substantially all the assets or ownership or control of any bank, if after such acquisition, it would own or control, directly or indirectly, more that five (5%) percent of the voting shares of such bank.
It also prohibits the acquisition by Premier of the stock or substantially all the assets of any bank located in a state other than Virginia unless the statutory law of the state in which such bank is located specifically authorizes such acquisition. Virginia and certain neighboring states, including West Virginia (effective January 1, 1988) Kentucky and Tennessee, have reciprocal agreements regarding limited interstate banking activities.

     The Act prohibits Premier, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company, and from engaging directly or indirectly in any activity other than that of banking or of managing or controlling banks. One of the principal exceptions to this prohibition is for activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Board is required to weigh the expected benefits to the public (such as greater convenience, increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices). The Board has adopted regulations which specify certain permitted activities, subject to Board approval in individual cases. No such activities are now contemplated by management of Premier which are not already being engaged in by the Banks.

     The primary federal and state banking agencies responsible for regulating the holding company and its subsidiaries are:
Premier Bankshares Corporation and Premier Bank, Inc., the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions, respectively; Peoples Bank, Inc., the Federal Deposit Insurance Corporation and the Virginia Bureau of Financial Institutions, respectively; and Tazewell National Bank and Richlands National Bank, the Office of the Comptroller of the Currency, solely.

     According to announcement of Paul G. Fritts, Executive Director of the FDIC, Section 131 of the FDIC Improvement Act of 1991 (FDICIA) amends the Federal Deposit Insurance Act by adding a new Section 38 that restricts or prohibits certain activities and requires an insured institution to submit a capital restoration plan when it becomes undercapitalized. None of the above institutions have been required to submit a capital restoration plan. The FDIC's final rule, effective December 19, 1992 applies primarily to state-chartered banks and insured U.S. branches of foreign banks that are supervised by the FDIC, as well as to directors and senior executive officers of those institutions. Portions of the FDIC rule also apply to all insured depository institutions that are deemed to be "critically undercapitalized." The Federal Reserve Board, the Office of the Comptroller of the Currency and the Office of Thrift Supervision have adopted parallel rules for the institutions they supervise.

     Three degrees of inadequate capitalization trigger separate types of remedial action:

     Undercapitalized: Failure to maintain a total risk-based capital ratio of at least eight percent, or a Tier 1 risk-based ratio of at least four percent, or a leverage ratio of at least four percent renders a bank "undercapitalized." FDICIA mandates that an undercapitalized institution file a capital restoration plan with 45 days of the date it becomes undercapitalized. The institution also is subject to automatic restrictions on dividend and management fees, asset growth restriction, and prohibitions against making acquisitions, opening branches or engaging in new lines of business without the prior approval of its primary federal regulator. Other harsher restrictions may be imposed on a case-by-case basis.

     Significantly Undercapitalized: Failure to maintain a total risk-based capital ratio of less than six percent, a Tier 1 risk-based capital ratio of less than three percent, or a leverage ratio of less than three percent renders a bank "Significantly Undercapitalized." Such an institution is subject to the restrictions that automatically apply to undercapitalized banks and thrifts, as well as to other limitations that include mandatory prohibitions against the payment of bonuses and raises to senior executive officers without the regulator's prior approval. Other discretionary restrictions also may be imposed.

     Critically Undercapitalized: Having "tangible equity" to assets ratio of two percent or less renders a bank "Critically Undercapitalized." "Tangible equity" combines elements of core capital (such as common equity capital) and cumulative perpetual preferred stock minus all intangible assets except for limited amounts of purchased mortgage servicing rights. Critically undercapitalized banks are subject to the restrictions that apply to undercapitalized and significantly undercapitalized banks, as well as to other prohibitions that the FDIC has been given authority to enforce and the insurer of deposits.

     At a minimum, any critically undercapitalized bank, regardless of its primary federal regulator, must receive prior written approval from the FDIC before it can take actions that include: engaging in any material transactions other than in the usual course of business, extending credit for highly leveraged transactions (HLTs), amending its charter or bylaws, making any material changes in accounting methods, engaging in certain transactions with affiliates, paying excessive compensation or bonuses, or paying above-market interest rates on deposits.
Under FDICIA, a critically undercapitalized bank generally is prevented paying from principal and interest on its subordinated debt and will be placed in conservatorship or receivership if its capital level is not increased within a prescribed time limit.

     The final rule also amends Part 308 of the FDIC's regulations by establishing procedures for "downgrading" an institution to a lower category. For example, the restrictions for undercapitalized institutions may be applied to an institution that meets minimum capital requirements but otherwise is in a less-than-satisfactory condition, such as one that has significant asset quality problems. The final rule also includes procedures for issuing and contesting "prompt corrective action" directives. Such directives include those from the FDIC requiring an institution to dismiss directors and senior executive officers.

Government Monetary Policies and Economic Controls

     The earnings growth of the Registrant and its subsidiaries are affected by the monetary policies of the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of credit in order to deal with economic conditions. The instruments employed by the Federal Reserve are open market operations of U. S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements on bank deposits. These policies influence in various ways the level of investments, loans and deposits and rates earned on earning assets and interest rates paid on liabilities.

Financial Information About Industry Segments

     The information required by this item is included in the Consolidated Financial Statements included elsewhere in this filing.

Financial Information About Domestic Operations
     The information required by this item is included in the Management's Discussion and Analysis of Financial Condition and
Results of Operations included elsewhere in this filing.

ITEM 2.  PROPERTIES

     Premier purchased its current headquarters building, located in Bluefield, Virginia, in October 1994.

    TNB owns its main office at Hillsboro Drive and Market
Street, and branch offices on West Main Street and in the Riverjack section, Tazewell, Virginia, and branch offices in the Towns of Bluefield and Pocahontas, Virginia.

     PBI owns the historic George Wythe Hotel building in the town of Wytheville, remodeled for bank use in 1977. It owns eight other bank premises in Wythe, Pulaski and Montgomery Counties and the City of Salem, and an unimproved lot in the City of Roanoke. The unimproved lot was bought by Bank of Shawsville, Inc., into which Bank of Speedwell, Inc., was merged, and after which its name was changed to Premier Bank, Inc. Bank of Shawsville, Inc., bought the Roanoke lot for a branch location, but no application for such use has yet been made. PBI leases space in the George Wythe hotel building to others. The rent received has no material effect on either the operations of Premier Bank, Inc., or its parent, Premier Bankshares Corporation.

     Peoples owns its main office in the Town of Honaker, and branch offices in the Towns of Lebanon, Cleveland, Dungannon, Gate City in the unincorporated villages of Castlewood and Duffield, all in Virginia.

     RNB owns its main office premises in the heart of the Town of Richlands, Virginia, a branch facility in the unincorporated village of Raven, and a branch facility in the Town of Cedar Bluff, Virginia. RNB also opened an additional branch in the Claypool Hill area of Cedar Bluff, Virginia in 1994.

    D-B Owns its main office in the town of Haysi, Virginia and operates three additional branches in Davenport, Clintwood, and Pound, Virginia.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, Premier or its affiliate banks are parties to lawsuits arising from the normal course of business, in which claims for money damages are asserted. If such claims now pending were resolved against Premier or its affiliates, and awards made for the full amounts sought, the effect would be material and adverse upon Premier's financial condition. Management, after consultation with legal counsel handling these claims, is of the opinion that the possibility of such awards is remote, and that resolution of such claims, even if adverse to Premier or its affiliates, will not have a material adverse effect upon Premier's financial condition. In each pending instance in which a claim is asserted against Premier or an affiliate, the alternative of succumbing to an unfounded claim is unacceptable. In each such instance there are undisputed facts undergirding Premier's or its affiliate's positions. Having been drawn into litigation by either a debtor's breach or by a claim deemed after careful study to be without merit, Premier intends to pursue and secure its legal remedies to the fullest extent possible.

     The litigation brought by the former president and chief executive officer of Premier, previously disclosed, has been settled on terms satisfactory to Premier.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following list sets forth Premier's executive officers, who serve until the Board of Directors meeting following the next annual meeting of stockholders. There are no family relationships among these officers, nor any arrangements or understanding between any officer and other person pursuant to which the officer was selected.


Employed by
Premier or  Name         Age     Position        Affiliate Since
James R. Wheeling        38      President, CE0 and       1990
                                  Director of Premier

J. Robert Buchanan       44      Vice President and       1991
                                  Treasurer of Premier

R. Luke Lively           37      Vice President and       1990
                                  Administrative Officer
                                  of Premier

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

     Since August 1987, Premier's common stock has been traded on The Nasdaq Stock Market under the symbol PBKC. Transfers thereof occur from time to time, but management has no direct access to the prices realized in trades of such stock.


       Per share data is listed below:

1994         Net     Cash       Book     Price      Sales
           Income* Dividends* Value* High     Low  Volumes

1st Quarter 0.52     0.11    12.03  20.50    16.75  334598
2nd Quarter 0.45     0.11    11.97  19.00    16.50  49348
3rd Quarter 0.44     0.12    12.12  19.00    17.00  101059
4th Quarter 0.40     0.14    12.09  19.00    16.50  30218
Year        1.81     0.48    12.09  20.50    16.50  515223

1993
1st Quarter 0.52     0.11    11.30  24.00     20.00  107216
2nd Quarter 0.53     0.11    11.73  22.00     18.00  47649
3rd Quarter 0.46     0.11    12.07  20.00     18.00  31876
4th Quarter 0.38     0.11    12.34  22.00     18.00  124321
Year        1.89     0.44    12.34  24.00     18.00  311062




     The holders of common stock of Premier will be entitled to receive such dividends as may be declared by its Board of Directors. Although its Board intends to continue as a minimum the current level of dividend payments, the ability of Premier to pay such dividends in the future will depend upon the earnings and financial condition of Premier and its affiliate banks and is subject to the restrictions described in Note 11 to the Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The Consolidated Selected Financial Data for the five years ended December 31, 1994 appears as Table I to the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION AND SUMMARY

     The information in this section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere. References to average assets and liabilities and changes thereto represent daily averages for the periods indicated.

     Summarized in Table I are selected key measures of financial position and results of operations.

MERGER

    Effective October 9, 1991, Bank of Speedwell and Bank of
Shawsville were merged using the "pooling of interests" method of accounting creating a new affiliate, Premier Bank, Inc., headquartered in Wytheville, Virginia.

AFFILIATION

     During 1994, Dickenson-Buchanan Bank was acquired in an exchange of stock transaction in which 582,678 shares of Premier were issued for all of the outstanding stock of Dickenson-Buchanan Bank. The transaction was accounted for as a pooling-of-interest and all financial data has been restated accordingly.

TABLE I


PREMIER BANKSHARES CORPORATION AND AFFILIATES
SELECTED FINANCIAL INFORMATION: FIVE YEAR SUMMARY
         (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)


                           1994     1993     1992     1991     1990
Summary of Operations:
  Interest Income          47892    44513    42699    43701    42741
  Interest Expense         20307    19164    19533    24563    25652
  Net Interest Income      27585    25349    23166    19138    17089
  Provision for
     Loan Losses           1144     857      1151     1396     2969

  Other Income             4681     5033     4350     3710     2362
  Other Expense            19092    17118    15150    13808    13179
  Applicable Income Taxes  3024     2889     2955     1430     718
  Net Income               9006     9519     8260     6214     2585

Per Share Data:


  Net Income               1.81     1.91     1.66     1.24     .52
  Cash Dividends Declared  .48      .43      .37      .32      .29
  Book Value               12.09    11.98    10.51    9.23     8.24


Average Balance Sheet Summary:
  Loans, Net               357235   318764   289056   274323   265338
  Securities               232898   202745   161484   133395   106106
  Total Assets             651807   596069   506340   461235   436602
  Deposits                 567711   522796   444422   405698   385378
  Capital                  60135    56443    48534    43415    41672

End of Period Balance Sheet Summary:
  Loans, Net               360860   332725   300898   277226   263135
  Investment Securities    231448   230076   189761   143821   112095
  Total Assets             655193   640590   546676   486921   447163
  Deposits                 569410   560744   480758   425120   395157
  Capital                  60293    59769    52421    46046    41259

Selected Ratios:
  Average Equity to
      Average Assets       9.23     9.47     9.59     9.41     9.54
  Return on
      Average Assets       1.38     1.60     1.63     1.35     .59
  Return of
      Average Equity       14.98    16.86    17.02    14.31    6.20
  Cash Dividends Declared
      as Percent of
      Net Income           26.39    22.61    22.35    25.49    56.83


PREMIER BANKSHARES CORPORATION AND AFFILIATES


EARNINGS PERFORMANCE

     Premier again acheived strong earnings performance in 1994, with net income of $9,006,000. While this represents a 5.39% decrease from restated 1993 earnings of $9,519,000, several significant factors must be considerated when comparing earnings performance.

Accounting Changes - Earnings were enhanced in 1993 by $1,053,000 due to non-recurring changes in accounting requirements.

Security gains for 1994 decreased $614,000 compared to 1993. Abnormally high 1993 security gains resulted primarily from restructuring of investment portfolios in anticipation of FASB 115 due to take effect in January, 1994. In addition, a remaining net loss carryforward of $439,000 resulting from the merger of Bank of Speedwell and Bank of Shawsville in 1991 was required to be accelerated in 1993 following implementation of FASB 109.

Net income per share equaled a strong $1.81 with 4,987,877 shares outstanding for 1993 and 1994.

PREMIER BANKSHARES CORPORATION AND AFFILIATES

NET INTEREST INCOME

   During 1994, management spent considerable time refining the asset/liability management of the company. Strict systems were implemented to control costs of funds, while greater emphasis was placed on improving yields. Coupled with additional earning asset volume, Premeir increased net interest income $2,236,000, or 8.82% in 1994; on a tax equivalent basis, $2,573,000 with interest-bearing liabilities decreased by 13 basis points to 3.88%, while the yield on average earning assets declined only 9 basis points to 8.15% in 1994. As a result, the tax equivalent net yield on earning assets remained steady at 4.84% compared to 4.82% 1993 despite a rising interest rate environment and Premier's liabilities sensitive position.

     Total average loans increased 12.22% and average securities increased 14.49%. The average volume of earnings assets increased 9.21% to $612,794,000, while the yield decreased, as mentioned earlier, only 9 basis points to 9.21%. The average volume of interest bearing liabilities increased 9.30% to $522,848,000. The average rate paid on these liabilities decreased 13 basis points to 3.88%.

     On a taxable-equivalent basis, 1993 net interest income increased $2,236,000 or 9.01% with the volume assets increasing to $561,095,000 over 1992. Total average loans increased 9.57% and average securities increased 7.00%. The average volume of interest-bearing liabilities increased 18.56% in 1993 to $478,339,000.

     Forgone interest on non-performing loans amounted to $194,000 in 1994, $262,000 in 1993, and $530,000 in 1992.

     Net interest income for the years 1992 through 1994 is shown in Table II. The presentation appears on a "taxable equivalent" basis to adjust for the tax-exempt status of income earned on certain loans and investments.

     Table III summarizes the effect on net interest income of changes in interest rates earned and paid, as well as changes in volume.

TABLE II


PREMIER BANKSHARES CORPORATION AND AFFILIATES
NET INTEREST INCOME
         (IN THOUSANDS OF DOLLARS)


                                         Increase(Decrease) Increase(Decrease)
                                                1994              1993
                       1994   1993   1992   Amount  Percent   Amount  Percent
Interest Income
    from Loans:
Demand and Time**      4519   4329   4698   190     4.39      (369)   (7.85)
Real Estate            19307  17826  17075  1481    8.31      751     4.40
Installments           9018   8816   8746   202     2.29      70      .80
Total Loan Income      32844  30971  30519  1873    6.05      452     1.48

Interest Income
    from Securities:
Taxable                10379  9277   8234   1102    11.88     1043    12.67
Non-taxable*           5947   4971   4755   976     19.63     216     4.54
Total Security Income* 16326  14248  12989  2078    14.58     1259    9.69
Federal Funds Sold
    and Deposits       774    1009   854    (235)   (23.29)   155     18.15
Total Interest Income  49944  46228  44362  3716    8.04      1866    4.21

Interest Expense:
Demand Deposits        1807   1691   1671   116     6.86      20      1.20
Savings                5851   5559   3686   292     5.25      1873    50.81
Large Denomination
    Certificates       2108   2124   2478   (16)    (.75)     (354)   (14.29)
Other Time Deposits    9870   9473   11345  397     4.19      (1872)  (16.50)
Borrowed Funds         671    317    354    354     111.67    (37)    (10.45)
Total Interest Expense 20307  19164  19534  1143    5.96      (370)   (1.89)
Net Interest Income*   29637  27064  24828  2573    9.51      2236    9.01


[FN]
*  Fully Taxable Equivalent - Using the Statutory Rate of 34%.
** Partially Taxable Equivalent - Using the Statutory Rate of 34%. ***Nonaccruing loans are included in the daily average loan amounts outstanding.


PREMIER BANKSHARES CORPORATION AND AFFILIATES
RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST
INCOME AND EXPENSE***
(IN THOUSANDS OF DOLLARS)



         (IN THOUSANDS OF DOLLARS)

                               1994 vs 1993                    1993 vs 1992
                         Increase (Decrease) In          Increase (Decrease) In
                           Net Interest Income             Net Interest Income

                         Volume    Rate    Total         Volume  Rate    Total
Loans:
  Demand and Time**       (410)    600     190           (160)   (209)   (369)
  Real Estate             2543     (1062)  1481          2401    (1650)  751
  Installments            1883     (1681)  202           1008    (938)   70
    Total Loans           3782     (1909)  1873          3249    (2797)  452

Securities:
  Taxable                 772      330     1102          2559    (1516)  1043
  Non-taxable*            1503     (527)   976           694     (478)   216
    Total Securities      2063     15      2078          3253    (1994)  1259

Federal Funds Sold and
  Deposits                (510)    275     (235)         605     (450)   155

Total Interest Income*    4260     (544)   3716          7107    (5241)  1866
Deposits:
  Interest-bearing
   Checking               387      (271)   116           377     (357)   20
  Savings Deposits        496      (204)   292           2192    (319)   1873
  Large Denomination
    Certificates          (176)    160     (16)          71      (425)   (354)
  Other Time Deposits     685      (288)   397           231     (2103)  (1872)
  Total Deposits          1756     (967)   789           2871    (3204)  (333)
Borrowed Funds            197      157     354           144     (181)   (37)
  Total Interest Expense  1785     (642)   1143          3015    (3385)  (370)
  Net Interest Income*    2475     98      2573          4092    (1856)  2236


[FN]
*Fully Taxable Equivalent - Using the Statutory Rate of 34%.
**Partially Taxable Equivalent - Using the Statutory Rate of 34%.
***Variances caused by the rate times the change in volume are allocated to rate.
PREMIER BANKSHARES CORPORATION AND AFFILIATES


OTHER INCOME AND EXPENSES

     Total Other Income of $4,681,000 in 1994 represents a $262,000, or a 6.94% increase over 1993, when considered net of security gains. This inprovement is primarily attributed to an increase in service fee income.

Corporate Expansion - In 1994, significant restructuring took place within Premier. These changes include: the affiliation of Dickenson-Buchanan Bank; the accusition of the Pocahontas Branch from First Union; the construction of a new branch in Claypool Hill; centralization of item processing; establishment of Premier Trust Company; relocation of corporate headquarters to Bluefield, Virginia;
and preparations for the future acquisition of seven NationsBank offices. As a result, 1994 reflected significant increases in salries and benefits, occupancy, legal, and other operating exepnses. Although total other expenses increased $1,974,000 or 11.53%, to $19,092,000, management considers these expenses as investments in the comapnie's infrastructure, providing a foundation for future growth. Dispite these growth related expenses, Premier continues to operate quite efficiently compared to peers.

     Other increases/decreases were generally in the normal course of business.

     The major components of other income and expenses are shown in Table IV and V.

TABLE IV


PREMIER BANKSHARES CORPORATION AND AFFILIATES
OTHER INCOME
         (IN THOUSANDS OF DOLLARS)



                                           Increase(Decrease)Increase(Decrease)
                                                  1994              1993
                        1994   1993   1992   Amount  Percent   Amount  Percent
Service Charges on
 Deposit Accounts       2006   1817   1620    189     10.40     197    12.16
Trust Fees              240    254    275     (14)    (5.51)    (21)   (7.64)
Other Service Charges,
 Commissions, and Fees  1496   1518   1239    (22)    (1.45)    279    22.52
Other Operating Income  297    222    274     75      33.78     (52)   18.98
Security Gains          642    1256   1005    (614)   (48.89)   251    24.98
Trading Account Gains
 (Losses)                      (34)   (63)    34        N/A     29     N/A

Total Other Income      4681   5033   4350    (352)   (6.99)    683    15.70


TABLE V


PREMIER BANKSHARES CORPORATION AND AFFILIATES
OTHER EXPENSES
         (IN THOUSANDS OF DOLLARS)


                                           Increase(Decrease) Increase(Decrease)
                                                 1993              1992
                        1994   1993   1992   Amount  Percent   Amount  Percent
Salaries and Wages      7480   7012   6128    468      6.67     884     14.43
Employee Benefits       2259   1783   1369    476      26.70    414     30.24

  Total Employee
    Benefits            9739   8795   7497    944      10.73    1298    17.31

Other Operating
  Expenses:
  Occupancy             1050   848    741     202      23.82    107     14.44
  Equipment             895    922    807     (27)     (2.93)   115     14.25
  Other Operating
    Expenses            7408   6553   6105    855      (13.05)  448     7.34

Total Other Operating
  Expenses              9353   8323   7653    1030     12.38    670     8.76

Total Other Expenses    19092  17118  15150   1974     11.53    1968    12.99


PREMIER BANKSHARES CORPORATION AND AFFILIATES

ALLOWANCE FOR LOAN LOSSES

     Net charge offs decreased to $526,000 in 1994, a decrease of $416,000, or 44% compared to 1993. The improvements made in charge-offs and asset quality did not deter Premier's commitment to maintain reserve adequacy that is irrefutable. To demonstrate Premier's commitment to asset quality and conservative mode of operation. Provisions to the reserve of $1,144,000, an increase of $288,000, or 34% were made over 1993.

      An allowance for loan losses is maintained in accordance with periodic reviews of loans. Additions are made to this allowance as needed. Losses are charged to the allowance rather than being reported as a direct expense. In 1993, $856,000 was expensed as a loan loss provision, while net chargeoffs amounted to $942,000. Problem assets as a percentage of total assets decreased from 1.02% in 1993 to 0.74% in 1994. Non-performing assets at year end 1994 included $3,018,000 of nonaccural loans, $1,172,000 restructured loans, and $677,000 of other real estate owned. Reserves totaling $5,844,000 are considered adequate to cover future losses expected from non-performing assets.

     Table VI reflects the activity in the Allowance for Loan and Lease Losses, while Table VII shows the allocation of the allowance by type of loan. Table VIII outlines non-performing assets.

TABLE VI


PREMIER BANKSHARES CORPORATION AND AFFILIATES
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
         (IN THOUSANDS OF DOLLARS)


                                   1994    1993    1992    1991   1990
Balance at Beginning of Period     5226    5312    5217    4447   4847
 Charge-offs:
   Commercial, Financial and
    Agricultural                   171     367     553     389    2048
   Real Estate - Construction                                     250
   Real Estate - Mortgage          116     623     117     158    687
   Loans to Individuals            685     735     939     805    1084
   Other Loans
  Total charge-offs                972     1725    1609    1352   4069



Recoveries:
  Commercial, Financial and
   Agriculture                     178     209     240     240    307
  Real Estate - Construction
  Real Estate - Mortgage           44      104     61      178    105
  Loans to Individuals             224     470     252     308    288
  Other Loans
 Total Recoveries                  446     783     553     726    700


Net Charge-offs (Recoveries)       526     942     1056    626    3369
Additions Charged to Operations    1144    856     1151    1396   2969
Balance at End of Period           5844    5226    5312    5217   4447

Ratio of Net Charge-offs
 (Recoveries) to Average
  Outstanding Loans                .15     .28     .35     .23    1.28
Ratio of Allowance for
 Loan Losses to Average
  Outstanding Loans                1.61    1.57    1.77    1.88   1.69
Ratio of Provision for
 Loan Losses to Average
  Outstanding Loans                .32     .26     .38     .50    1.13


TABLE VII

PREMIER BANKSHARES CORPORATION AND AFFILIATES
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
[CAPTION](IN THOUSANDS OF DOLLARS)




                  1994         1993         1992         1991         1990

                    % of         % of         % of         % of         % of
                    Loans to     Loans to     Loans to     Loans to     Loans to
                    Total        Total        Total        Total        Total
             Amount Loans Amount Loans Amount Loans Amount Loans Amount Loans
Domestic
 Commercial,
  Financial
  & Agric.   2658   31.21 2465   30.63 2401   18.74 2040   12.29 1952   12.03
 Real Estate-
  Construct  105    2.32  90     1.64  83     1.60  85     1.69  68     1.34
 Real Estate-
  Mortgage   982    40.72 875    41.76 805    52.75 770    56.08 790    54.90
 Loans to
  Individual 1549   25.32 1384   25.41 1302   26.35 1268   28.83 1189   30.51
 Other Loans 20     .43   20     .56   20     .56   24     1.11  28     1.22
Foreign
Unallocated  530          393          701          1030         420

 Totals      5844   100   5227   100   5312   100   5217   100   4447   100


PREMIER BANKSHARES CORPORATION AND AFFILIATES


INCOME TAXES

     Applicable income taxes on 1994 earnings amounted to $3,024,000 or 25.14% of income before income taxes, compared to $2,889,000 or 23.28% for 1993. The recognition of the tax benefit from the anticipated utilization of operating loss carryforward under FASB Statement No. 109, Accounting for Income Taxes, resulted in a decrease in effective rate for 1993

BALANCE SHEET ANALYSIS

     The Corporation had total assets of $655 million at the end of 1994, an increase of 2.28% over 1993. Average earning assets increased 9.21% during 1994, and comprised 94.01% of average total assets.

LOANS

     Total loans, net of unearned income, at year-end totaled $366,704 million, an increase of 28.7 million or 8.51% over 1993. Substantially all real estate loans are originated as Adjustable Rate Mortgages and can be repriced at the end of 1, 3, 5, or 10 years. Loan demand was moderate during 1994. The ratio of net chargeoffs to average loans outstanding was 0.15% for the year, compared to 0.28% for 1993. Loans delinquent 90 days or more and still accruing decreased from $1,407,000 to $711,000, and nonaccrual loans decreased from $4,006,000 to $3,018,000. Foreclosed properties increased from $892,000 in 1992 to $1,382,000 in 1993; restructured loans increased from $1,128,000 in 1993 to $1,172,000 in 1994. Nonaccrual loans and foreclosed properties amounted to 0.56% of total assets at year end 1994.

     Real estate mortgages representing 41.44% of the December 31, 1994 loan portfolio net of unearned interest, have been, and should continue to be, the major lending activity of Premier's subsidiary banks. Management further intends as a part of its lending policy, to satisfy this demand as long as deposit growth and liquidity remain satisfactory. To assist in this, Premier
Bank, Inc., obtained approval in 1992, from the Federal National
Mortgage Association to become a seller/servicer of its mortgage products, and continues to close, sell and service qualified loans, thus creating a new income source while releasing funds for additional loan activities.

     Table VIII reflects loans by type while Table IX shows average rates earned and other significant data on loans.

INVESTMENTS

    The size of the investment portfolio remained relatively the same at December 31, 1994, totaling $231,448,000 when compared to $230,076,000 at year end 1993. 79.32% of all securities were rated "A" or better at year-end. The investment portfolio had an average taxable equivalent yield of 7.00% at year end.

     Management primarily purchases securities with an intent to hold to maturity. However, because of changes in accounting rules due to the Financial Accounting Standards Board pronouncement 115, effective for premier beginning January 1, 1994, securities must now be segregated into three categories with distinctively different accounting treatments.

     Securities which management has a positive intent and ability to hold to maturity are segregated as "Held to Maturity" where they are accounted for using historic cost methods. Securities which may have more volatile characteristics, or for which management anticipates a higher likelihood of active management through sales prior to maturity are segregated as "Available For Sale" and accounted for using methods which adjust capital accounts for fluctuations in the securities' market values. Securities purchased with the intent of profiting from fluctuations in values that result from short term interest rate changes are segregated into a "Trading Account", with such value fluctuations accounted for as adjustments to income.

     The impending changes in accounting treatment required by FASB 115 resulted in a significant investment portfolio restructuring during 1993, and material increase in net income.
Such restructuring will maximize the company's long term overall return.

DEPOSITS

    Total deposits increased $8,666,000, or 1.55% to $569,410,000 at year end 1994 over 1993. This moderate deposit growth resulted from management's aggressive control of deposit cost, in the absence of strong loan demand. Demand deposits increased 20%, interest bearing demand 10%, saving decreased 9%, large denomination certificates decreased 11%, and other time deposits increased 6%.

     Table X shows average rates paid and other significant data on deposits. Maturities of $100,000 or more certificates of deposit are shown in Table XIV.

STOCKHOLDERS' EQUITY

     Common stockholders' equity at year-end was $60,293,000 compared to $59,769,000 for 1993. Beginning in 1994, FASB 115 requires a monthly adjustment to capital, for financial accounting purposes, equal to the net increase or decrease in the market value of the available for sale portfolio.
As of year end 1994, this adjustment decreased capital $6,212,000. At year end the leverage capital ratio was 10.05%.

    As mentioned earlier, during 1994, Dickenson-Buchanan Bank was acquired in a stock exchange transaction. A total of 582,678 shares of Premier were issued for all of the outstanding stock of Dickenson-Buchanan Bank.

    Cash dividends of $2,377,000, or $.48 per share were declared in 1994.

TABLE VIII

PREMIER BANKSHARES CORPORATION AND AFFILIATES
LOAN CLASSIFICATION SUMMARY
[CAPTION](IN THOUSANDS OF DOLLARS)



                                   1994    1993    1992    1991    1990
Domestic:
 Commercial, Financial and
  Agricultural                     72684   72233   58966   35925   33355
 Real Estate- Construction         8654    5667    5028    4948    3701
 Real Estate - Mortgage            195794  176452  165996  163923  152220
 Loans to Individuals              94520   89412   82922   84255   84592
 Other Loans                       1606    1573    1764    3237    3390
Foreign:
 Total Gross Loans                 373258  345337  314676  292288  277258

Less:
  Unearned Income                  6554    7385    9026    10312   10094
  Allowance for Loan Losses        5844    5227    5312    5217    4447

Net Loans                          360860  332725  300338  276759  262717

Non-performing Assets:
  Non-accrual Loans                3018    4006    4287    4650    5062
  Loans Past Due Over 90 Days      711     1407    1538    2245    4639
  Other Real Estate Owned          677     1382    892     811     1687
  Restructured Debt                1172    1128    1286
  Total                            5578    7923    8003    7706    11388


TABLE IX


PREMIER BANKSHARES CORPORATION AND AFFILIATES
EARNING ASSETS AND INTEREST BEARING LIABILITIES
[CAPTION](IN THOUSANDS OF DOLLARS)



                                             Percent of Change
                       Average Outstanding**     Prior Year     Average Rate*
                       1994    1993    1992     1994    1993    1994    1993
Earning Assets:
 Loans:
  Demand and Time      46517   51375   53234    (9.46)  (3.49)  9.71    8.43
  Real Estate          221469  193823  170029   14.26   13.99   8.72    9.20
  Installments         94993   78266   70417    21.37   11.15   9.49    11.26

   Total Loans         362979  323464  293680   12.22   10.14   9.05    9.57

Securities:
  Taxable              158304  146147  111482   8.32    31.09   6.56    6.35
  Non-taxable          74594   57284   50002    30.22   14.56   7.97    8.68

   Total Securities    232898  203431  161484   14.49   25.98   7.01    7.00

Federal Funds Sold and
Deposits               16917   34200   20274    (50.54) 68.69   4.58    2.95

   Total Eaning Assets 612794  561095  475438   9.21    18.02   8.15    8.24

Other Assets, Net of
Allowance for Loan
Losses                 39013   34974   30902    11.55   13.18
                       651807  596069  506340   9.35    17.72



[FN]
* Average Rate Calculated on the Fully Taxable Equivalent - Using the Statutory Rate of 34%.
** Nonaccruing loans are included in the daily average loan amounts outstanding.

TABLE X


PREMIER BANKSHARES CORPORATION AND AFFILIATES
EARNING ASSETS AND INTEREST BEARING LIABILITIES, Continued
         (IN THOUSANDS OF DOLLARS)



                                             Percent of Change
                       Average Outstanding       Prior Year    Average Rate*
                       1994    1993    1992    1994     1993   1994    1993
Interest-bearing
 Liabilities:
  Interest-bearing
   Checking            66605   54200   44208   22.89    22.60  2.71    3.12
  Savings Deposits     162890  149558  93607   8.91     59.77  3.59    3.72
  Large Denomination
   Certificates        44283   48275   46968   (8.27)   2.78   4.76    4.40
  Time Deposits        230254  214715  210443  7.24     2.03   4.29    4.41
  Borrowed Funds       18816   11591   8232    62.33    40.80  3.57    2.73

Total Interest-bearing
  Liabilities          522848  478339  403458  9.30     13.72  3.88    4.01


Demand Deposit         63679   55882   49140   13.95    18.56
Other Liabilities      5145    5405    5208    (4.81)   3.78
Stockholders' Equity   60135   56443   48534   6.54     16.30


Total Liabilties and
 Stockholders' Equity  651807  596069  506340  9.35     17.72


Net Yield on Earnings Assets                                   4.84    4.82


[FN]
*Average Rate Calculated on the Fully Taxable Equivalent - Using
 Statutory Rate of 34%.

PREMIER BANKSHARES CORPORATION AND AFFILIATES

LIQUIDITY AND INTEREST SENSITIVITY

     Banks maintain liquidity for two major reasons, to fund unforeseen demands for withdrawals of deposits and to fund additional loan requests. The adequacy of a bank's liquidity can not be effectively measured in an absolute sense, but must be viewed relative to the bank's probable needs. Based on perceived needs, a bank may employ a variety of techniques to control liquidity. The four most common techniques involve maintaining cash reserves, carefully planning cash flows, structuring other types of assets in a manner which will allow them to be quickly converted to cash, or to develop commitments from other institutions to loan the bank cash in the event such is needed.

     Premier's deposit base has become somewhat more volatile since deregulation, but continues to be very stable relative to industry standards. Also, loan demand throughout Premier's trade area has traditionally been modest. Combined, these factors mitigate much of the need for short term liquidity.

     To the extent liquidity is required, it can normally be handled using cash flows from operations. As shown in the Consolidated Statements of Cash Flows, net increases in deposits amounted to $8,666,000 in 1994 versus net loan increases of $30,182,000. In 1993 net deposit increases amounted to $79,985,000 versus net loan increases of $34,549,000 in 1993.
Should unforeseen liquidity needs arise, they can be handled using federal funds sold, investments maturing within one year, and stand by federal funds purchase commitments.

     In order to allow regular repricing on a large portion of Premier's loan portfolio, most real estate can be repriced over a period of one to ten years. Premier's policy is to maintain the relationship between rate-sensitive assets and rate-sensitive liabilities which will best maximize profits and continue future profit levels in keeping with the trend and expectations of interest rates.

     Premier's current gap position is such that in periods of rising rates earnings would be negatively impacted as interest on interest-bearing accounts would rise more sharply than interest on earning assets. Conversely, in periods of falling rates, earnings would rise. Management, through constant monitoring of Premier's gap position and market interest trends and forecasts, can minimize the negative impact of a rise in the market interest rate.

     Tables XI through XIV reflect additional data on liquidity and interest sensitivity.

INFLATION

     Since the assets and liabilities of banks are primarily monetary in nature, the performance of banks is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the change may not necessarily be the same.

     During periods of high inflation, banks will normally experience growth in assets and deposits, which will result in increased operating expenses.


PREMIER BANKSHARES CORPORATION AND AFFILIATES
INVESTMENT SECURITY ANALYSIS
         (IN THOUSANDS OF DOLLARS)


                       Total       0 - 1       1 - 5      5 - 10     10 and Over
                    Amount Rate Amount Rate Amount Rate Amount Rate Amount Rate
     1994

U.S. Treasury and
 Agency Securities  154516 5.81 13994 4.53  67762  5.42 37681  5.95  35079  6.95
State and Political
  Subdivisions*     77997  8.03 3268  7.56  28446  7.30 39468  8.44  6815   8.88

Other Securities    8233   5.76             5610   6.08 262    5.84  2361   5.02

  Totals            240746 6.53 17262 5.10  101818 5.98 77411  7.22  44255  7.14






     1993

U.S. Treasury and
 Agency Securities  153845 6.25 6663  7.30  53268  5.60 48520  6.02  45394  7.09

State and Political
  Subdivisions*     68088  8.39 2326  7.50  18427  7.97 38610  8.46  8725   9.19


Other Securities    8143   6.65 2900  6.68  2436   6.82 782    8.53  2025   5.68


Totals              230076 6.90 11889 7.19  74131  6.23 87912  7.11  56141  7.37


[FN]
* Fully Taxable Equivalent - Using the Statutory Rate of 34%.


PREMIER BANKSHARES CORPORATION AND AFFILIATES
INVESTMENT SECURITY ANALYSIS
         (IN THOUSANDS OF DOLLARS)


                       Total       0 - 1       1 - 5      5 - 10    10 and Over
                    Amount Rate Amount Rate Amount Rate Amount Rate Amount Rate
     1992
U.S. Treasury and
 Agency Securities  122060 6.93  10405 6.18  57407  6.61 29380 7.61 24868  7.15

State and Political
  Subdivisions*     57757  9.22  5751  10.62 13804  8.60 28547 9.02 9655   9.83

Other Securities    9944   6.93  1199  8.89  1292   7.36 534   9.73 6919   6.30

Totals              189761 7.62  17355 7.84  72503  7.00 58461 8.32 41442  7.63


[FN]
* Fully Taxable Equivalent - Using the Statutory Rate of 34%.

TABLE XII

PREMIER BANKSHARES CORPORATION AND AFFILIATES
INTEREST RATE SENSITIVITY
         (IN THOUSANDS OF DOLLARS)
DECEMBER 31, 1994



                           Interest-Sensitive    Beyond
                             1-90     91-365    One Year     Total

Earnings Assets:
Loans                        73799    61863     237596       373258

Investment Securities        2396     7034      222018       231448
Fed Funds Sold               17240                           17240

  Total Earning Assets       93435    68897     459614       604706

Interest-bearing Liabilities:

Interest-bearing Demand      34777                           34777
Savings Deposits             160323                          160323
Large Denomination CD's      9406    20005       15567       44978
Other Time Deposits          43929   79874       109004      232807
Money Market Instruments     32741                           32741

 Total Interest-bearing
   Deposits                  281176  99879       124571      505626

Other Short-term Debt        21377                           21377


Total Interest-bearing
  Liabilities                302553  99879       124571      527003

Cumulative Interest-
  Sensitivity Excess (GAP)   (209118) (240100)  N/A          N/A


TABLE XIII


PREMIER BANKSHARES CORPORATION AND AFFILIATES
MATURITY AND RATE SENSITIVITY ANALYSIS
         (IN THOUSANDS OF DOLLARS)
DECEMBER 31, 1994


                         Due In   Due In One To Five Years  Due After Five Years
                         One Year     Fixed   Floating       Fixed  Floating
                 Total   Or Less      Rate      Rate          Rate    Rate
Domestic:
Commercial,
 Financial
 & Agricultural  82531   36561        25568     11152         7699    1551

Real Estate -
  Construction   7619    3895         891       706           1827    300
Other (Excluding
 Consumer Installment
 and Residential
 Mortgage Loans) 50169   15088        23089     5688          6304

Foreign          140319  55544        49548     17546         15830   1851

Totals

TABLE XIV


PREMIER BANKSHARES CORPORATION AND AFFILIATES
MATURITY SCHEDULE - LARGE DENOMINATION CERTIFICATES OF DEPOSIT
         (IN THOUSANDS OF DOLLARS)


Time Certificates of Deposit, in amounts of $100,000 or more, outstanding at December 31, 1994, mature as follows:

Three Months or Less                            9827
Over Three Months Through Six Months            8807
Over Six Months Through Twelve Months           12734
Over Twelve Months                              13610
                                                44978

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements of Bankshares and its affiliates appear herein.

     Quarterly Results of Operations is included in the Notes to Consolidated Financial Statements as Note 19.

Persinger & Company, L.L.C.
204 George Street
Beckley, West Virginia 25801
Telephone (304) 255-1978
Fax (304) 255-1971

                     INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Premier Bankshares Corporation
Bluefield, Virginia

     We have audited the accompaying consolidated balance sheets of Premier Bankshares Corporation and Affiliates as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsiblity of the Company's management. Our responsibilty is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Dickenson-Buchanan Bank, a consolidated subsidiary, which statements reflect total assets and revenue constituting 13% and 14%, respectively, in 1994, 13% and 12%, respectively, in 1993, and revenue constituting 9% in 1992 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dickenson-Buchanan Bank, is based solely on the report of the other auditors.

     We conducted our audits in accoudance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain resonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audits and the report of the other auditors provide a resonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consoldiated financial statements referred to above present fairly, in all material respects, the financial position of Premier Bankshares Corporation and Affiliates as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended Decmeber 31, 1994, in conformity with generally accepted accounting principles.

/s/ Persinger & Company, L.L.C.
Beckley, West Virginia
January 14, 1995


Brown, Edwards & Company
Tennessee, Virginia, West Virginia

                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Dickenson-Buchanan Bank
Haysi, Virginia

    We have audited the balance sheets of Dickenson-Buchanan Bank as of December 31, 1994 and 1993, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. The financial statements are the resposibilty of the Bank's management. Our resposibility is to express an opinion on the these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and preform the audit to obtain resonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes accessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a resonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Dickenson-Buchanan Bank as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/ Brown, Edwards & Company
    Certified Public Accountants

1969 Lee Highway
Bristol, Virginia
January 13, 1995

CONSOLIDATED BALANCE SHEETS

PREMIER BANKSHARES CORPORATION AND AFFILIATES
         (In Thousands of Dollars)

                                                           December 31,
ASSETS                                                 1994         1993

Cash and Due From Banks (Note 18)                       19475       15057
Interest- Bearing Deposits in Banks                                 350
Securities Available for Sale (Note 4)                  142682
Securities Held to Maturity (Note 4)                    88766       19031
Securities Held for Sale (Note 4)                                   211045
Federal Funds Sold                                      17240       39544
Loans, Net (Notes 5 and 6)                              360860      332725
Bank Premises and Equipment, Net (Note 7)               14259       11216
Accrued Income Receivable                               5268        4616
Other Assets                                            6643        7006
                                                        655193      640590
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Demand                                              63784       53142
    Now Accounts                                        67518       61356
    Savings                                             160323      175636
    Time, $100,000 and Over                             44978       50497
    Other Time                                          232807      220113

                                                        569410      560744

  Short-term Debt (Note 8)                              21377       15331
  Accrued Interest and Other Liabilities                2213        4746
  Long-term Debt (Note 9)                               1900

    TOTAL LIABILITIES                                   594900      580821
Commitments and Contingencies (Note 13 and 16)

Stockholders' Equity (Note 11):
  Capital Stock:
   Common, $2 Par Value; Authorized 10,000,000 shares;
    Issued 4,987,805 in 1994 and 1993                   9975         9975
  Surplus                                               22029        22029
  Retained Earnings                                     34501        27872
  Net Unrealized Loss on
    Securities Available for Sale                       (6212)       (107)
                                                        60293        59769
                                                        655193       640590
    See notes to consolidated financial statments


CONSOLIDATED STATEMENTS OF INCOME


PREMIER BANKSHARES CORPORATION AND AFFILIATES
         (In Thousands of Dollars Except Per Share Data)

                                                    Years Ended December 31,
                                                    1994      1993     1992
INTEREST INCOME
Loans and Fees                                      32814     30938    30473
Securities Available For Sale                       9404
Securities Held to Maturity                         4900      1306     11360
Securities Held for Sale                                      11167
Federal Funds Sold                                  751       1009     664
Money Market Deposits                               23        76       193
Trading Account Income                                        17       9
                                                    47892     44513    42699

INTEREST EXPENSE
Deposits                                            19636     18853    19181
Short-term Debt                                     632       293      250
Long-term Debt                                      39        18       102
                                                    20307     19164    19533
     Net Interest Income                            27585     25349    23166

PROVISION FOR POSSIBLE LOAN LOSSES (NOTE 6)         1144      856      1151
 Net Interest Income After Provision For
  Possible Loan Losses                              26441     24493    22015

OTHER INCOME
Trust Department Income                             240       254      275
Service Fees                                        2006      1817     1620
Security Gains                                      642       1256     1005
Trading Account Security Losses                               (34)     (63)
Other Service Charges, Commissions and Fees         1496      1518     1239
Other (Note 15)                                     297       222      274
                                                    4681      5033     4350

OTHER EXPENSES
Salaries and Wages                                  7480      7012     6128
Pensions and Other Employee Benefits
  (Notes 12 and 13)                                 2259      1783     1369
Occupancy Expenses                                  1050      848      741
Equipment Rentals, Depreciation and Maintenance     895       922      807
Other Operating Expenses (Note 15)                  7408      6553     6105
                                                    19092     17118    15150

    Income Before Income Taxes                      12030     12408    11215


FEDERAL INCOME TAXES (NOTE 10)                      3024      2889      2955
   NET INCOME                                       9006      9519      8260
EARNINGS PER COMMON SHARE (NOTE 11)                 1.81      1.91      1.66
CASH DIVIDENDS PER COMMON SHARE                      .48       .43       .37

    See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


PREMIER BANKSHARES CORPORATION AND AFFILIATES
         (In Thousands of Dollars)


                           Years Ended December 31,  1994, 1993,and 1992

                                                           Net Unrealized
                                                           Loss on Securities
                          Capital Stock          Retained  Available for
                          Shares  Amount Surplus Earnings  Sale     Total
BALANCE-DECEMBER 31, 1991
as originally reported    3671215 7342   8484    26455     (56)     42225
Stock Issued for Pooled
  Bank in 1994            485553  970    531     2320               3821

BALANCE-DECEMBER 31, 1991
as restated               4156768 8312   9015    28775     (56)     46046
Net Income                                       8260               8260
Cash Dividends Declared                          (1846)             (1846)
20% Stock Dividend        831368  1663   13021   (14684)
Change in Valuation
  Allowance for Marketable
  Equity Securities                                         (39)     (39)


BALANCE-DECEMBER 31, 1992 4988136 9975  22036    20505      (95)     52421
Net Income                                       9519                9519
Cash Dividends Declared                          (2152)              (2152)
Stock Repurchased         (331)         (7)                          (7)
Change in Valuation
  Allowance for Marketable
  Equity Securities                                         (12)     (12)

BALANCE-DECEMBER 31,1993  4987805 9975  22029    27872      (107)    59769
Net Income                                       9006                9006
Cash Dividends Declared                          (2377)              (2377)
Change in Unrealized Loss On
  Securities Available for
  Sale, Net                                                 (6105)   (6105)

BALANCE-DECEMBER 31,1994  4987805 9975  22029    34501      (6212)   60293

    See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS


PREMIER BANKSHARES CORPORATION AND AFFILIATES
         (In Thousands of Dollars)

                                                    Years Ended December 31,
                                                     1994      1993     1992
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                          9006      9519     8260
 Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
   Depreciation and Amortization of
    Premises and Equipment                           847       823      720
   Provision for Possible Loan Losses                1144      856      1151
   Provision for Deferred (Prepaid) Income Taxes     (39)      (401)    70
   Amortization of Goodwill and Intangibles          288       372      378
   Amortization of Premiums and Accretion of
    Discounts, Net                                   680       408      281
   Securities Gains                                  (642)     (1256)   (1005)
   Loss (Gain) on Foreclosed Properties              52        119      (2)
   (Increase) Decrease in Accrued Income Receivable  (652)     147      (349)
   Increase in Other Assets                          (374)     (5)      (206)
   (Decrease) Increase in Accrued Interest Payable
    and other Liabilities                            (2533)    30       (1455)
   Net Cash Provided by Operating Activities         7777      10612    7843

CASH FLOWS FROM INVESTING ACTIVITIES
Net Decrease (Increase) in Temporary Investments     22654     (20456)  10272
Proceeds From Sales of Securities Held to Maturity             3324     77257
Proceeds From Maturities of Securities Held
  to Maturity                                        26001     1300     35691
Purchase of Securities Held to Maturity              (15481)   (1545)   (158322)
Proceeds From Sales of Securities Available for Sale 18648
Proceeds From Maturities of Securities Available
 for Sale                                            31524
Purchases of Securities Available for Sale           (68224)
Proceeds From Sales of Securities Held for Sale                71533
Proceeds From Maturities of Securities Held for Sale           37867
Purchases of Securities Held for Sale                          (152071)
 Net Increase in Customer Loans                      (30182)   (34549)  (25341)
 Proceeds From Sales of Foreclosed Properties        1356      777      411
 Purchases of Premises and Equipment                 (3978)    (1011)   (2727)
 Proceeds From Sales of Premises and Equipment       88        39       13
    Net Cash Used In Investing Activities            (17594)   (94792)  (62746)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Demand, NOW and Savings Accounts    1491      67697    60390
 Net (Decrease) Increase in Time Deposits            7175      12288    (4752)
 Net (Decrease) Increase in Short-term Debt          6046      7187     (462)
 Cash Dividends                                      (2377)    (2152)   (1846)
 Purchase of Capital Stock                                     (7)
 Proceeds from Long-term Borrowings                  2000
 Payments on Long-term Borrowings                    (100)     (776)    (341)
  Net Cash Provided by Financing Activities          14235     84237    52989
  Net (Decrease)Increase In Cash and Due From Banks  4418      57       (1914)

    See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


PREMIER BANKSHARES CORPORATION AND AFFILIATES
         (In Thousands of Dollars)

                                                    Years Ended December 31,
                                                    1994      1993     1992
CASH AND DUE FROM BANKS
 Beginning                                          15057     15000    16914
 Ending                                             19475     15057    15000

 Supplemental Disclosures of Cash Flow Information
  Cash Payments of Interest Paid:
   To Depositors                                    19565     18885    19852
   On Federal Funds Purchased and Securities Sold
    Under Agreements to Repurchase                  670       285      320
  Income Taxes                                      3229      3122     3127
 Supplemental Schedule of Noncash Investing and Financing
Activities
  Other Real Estate Acquired in Settlement of Loans 903       1214     574
  Net Change in Unrealized Losses on Securities
    Available for Sale                              6105

    See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Company, through its banking affiliates, grants commercial, residential and installment loans to customers located in Southwest Virginia. Although the loan portfolio is diversified, a substantial portion of its debtors' abilities to honor their contracts is dependent upon the coal and agribusiness economic sectors.

Summary of the Company's significant accounting policies:

Consolidation: The consolidated statements include accounts of Premier and its Affiliates. All significant intercompany balances and transactions have been eliminated.

Reclassification:   Certain reclassification's have been made to prior
financial statements to place them on a comparable basis with the current year.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks including cash items in process of clearing. Cash flows from loans originated by the affiliate banks, deposits, and federal funds purchased and sold are reported net. Temporary investments include federal funds sold, trading securities, and interest-bearing deposits in banks.

The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Trust Assets: Assets of the trust department, other than cash on deposit at the affiliate banks, are not included in these financial statements because they are not assets of the Company.

Securities and Accounting Change: The Company adopted provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of January 1, 1994. Statement 115 requires that management determine the appropriate classification of securities at the date of adoption, and thereafter at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date.

Securities availablae for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as a available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for slae are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect.

Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions.

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in other income. The Company does not classify any securities as trading securities at this time.

Prior to the adoption of Statement 115, the Company stated its securities held for sale at the lower of aggregate cost or market value. Securities classified as held for sale were part of the Company's asset and liability management strategy and were sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital and other factors. Marketable equity securities were stated at the lower of their aggregtate cost or market value. Under both the newly adopted standard and the Company's former accounting practices, premiums and discounts on investments in debt securities are amortized over their contractual lives. The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income as accrued, and dividends on marketable equity securities are recognized in income where declared. Realized gains and losses, including losses from declines in value of specified securities determinded by management other-than-temporary, are included in income. Realized gains and losses are determined on the basis of specific securities sold.

Note 4 to the consolidated financial statements provides further information about the effect of adopting Statement 115.

Loans: Loans are stated at the amount of unpaid principal, reduced by unearned discount and fees and an allowance for possible loan losses.

The allowance for possible loan losses is maintained at a level consider adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management makes continuous credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, review of specific problem loans, and other factors in determing adequacy of the allowance for possible loan losses.


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

The decision to charge off a loan is based upon the borrower's continued failure to pay principal or interest when due, or circumstances indicating the principal will not or cannot be paid, along with the evaluation of any collateral securing the loan.

Unearned interest on discounted loans is amortized to income over the life of the loans, using the sum-of-the-months digits (78ths) method. For all other loans, interest is accrued daily on the outstanding balances. The methods collectively produce a result that is not materially different the level yield method. Accrual of interest is discontinued on a loan when management believes,after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Upon such discontinuance, all unpaid accrued interest is reversed. Loan commitment fees and certain direct loan costs are deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is generally amortizing these amounts over the contractual life.

Bank Premises and Equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the following estimated useful lives:

                                             Years
     Buildings                               10 - 50
     Furniture and Equipment                 5 - 10

Costs of ordinary maintenance and repairs are charged to expense as incurred, while major improvements are capitalized.

Other Real Estate Owned: Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings OREO is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimanted cost of disposal.
Any write-down to fair value at the time of transfer to OREO is charged to the allowance for possible loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Depreciation is recorded based on the recorded amount of depreciable assets after they have been owned for one year. Depreciation and additions to or reductions from valuation allowances are recorded in income.

Intangible Assets: Included in other assets are net intangible assets of
$1,808,000 and $1,690,000 at December 31, 1994 and 1993,
respectively. At December 31, 1994, intangible assets consisted primarily of $275,000 of building premiums, and $1,533,000 of goodwill.
Intangibles are being amortized over periods ranging from one to thirty-five years.




Pension Plan: Generally, Premier and its affiliates fund pension costs as incurred.

Income Taxes and Accounting Change: Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This adoption of Statement 109 changes the Company's method of accounting for income taxes from the deferred method to a liability method. Under the deferred method, the Company deferred the past tax effects of timing differences between financial reporting and taxable income.
The application of Statement 109 had no material effect on the accompanying financial statements.


Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.
Temporary differences are the differences between the reported amounts of assets and liabilities and their taxbases.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The operating results of the Parent Company and its affiliates are included in a consolidated federal income tax return. Each affiliate pays its allocation of federal income taxes to the Parent Company, or receives payment from the Parent Company to the extent that tax benefits are realized.

Earnings Per Share: Earnings per share are computed on the weighted average number of shares outstanding.




Current Accounting Developments:  The Financial Accounting
Standards Board has
issued Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement No. 118, Accounting by Creditors for Imparement which becomes effective for years beginning after December 15, 1994.
Earlier application is permitted.  The Statement generally requires
Imapared Loans
to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The Company has not adopted this Statement, for the year ended December 31, 1994, but believes the overall effect of adoption will be immaterial to the financial statements.

NOTE 2 - BUSINESS COMBINATION

During 1994, Dickenson-Buchanan Bank was acquired in an exchange of stock transaction in which 582,678 shares of Premier were issued for all of the outstanding stock of Dickenson-Buchanan Bank. The transaction was accounted for as a pooling-of-interest and all financial data has been restated accordingly. The effect of Premier's previously reported operations and stockholders' equity follows.

                                              December 31, 1993
                                  Previously
                                  Reported        Acquisition     Restated
                               (In Thousands of Dollars Except Per Share Data)
Interest Income                   38327           6186            44513
Net Interest Income               21670           3679            25349
Net Income                        8343            1176            9519
Net Income Per Share              1.89            15.68           1.91
Stockholders' Equity
  Common Stock                    8810            750             9975
  Surplus                         21693           750             22029
  Retained Earning                23943           3929            27872
  Unrealized Loss on Marketable
    Equity Securities             (107)                           (107)
      Total Stockholders' Equity  54339           5429            59769

                                        December 31, 1992
                                  Previously
                                  Reported        Acquisition     Restated
                                (In Thousands of Dollars Except Per Share Data)
Interest Income                   37213           5486            42699
Net Interest Income               20231           2935            23166
Net Income                        7508            752             8260
Net Income Per Share              1.70            10.03           1.66
Stockholders' Equity
  Common Stock                    8810            750             9975
  Surplus                         21700           750             22036
  Retained Earnings               17583           2922            20505
  Unrealized Loss on Marketable
    Equity Securities             (95)                            (95)
       Total Stockholders' Equity 47998           4422            52421

NOTE 3- FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-term Investments: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities: The fair values of securities held for trading purposes and marketable equity securities held for investment purposes are based on quoted market prices or dealer quotes. For other securities held as investment, fair value equals quoted market price if available.If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loan Receivables: The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term Debt: The fair value of debt due on demand or with a maturity of three months or less is the amount payable on demand at the reporting date.

Long-term Debt: Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

NOTE 3-FAIR VALE OF FINANCIAL INSTRUMENTS (CONTINUED)
The estimated fair values in thousands of dollars of the Company's financial instruments at December 31, 1994 and 1993 are as follows:

                                          December 31, 1994 December 31, 1993
                                           Carrying  Fair   Carrying   Fair
                                           Amount    Value  Amount     Value
Financial Assets:
 Cash and Short-term Investments           36715     36715  54951      54951
 Securities                                231448    227835 230076     235082

 Loans                                     366704    375930 337951     346187
 Less:  Allowance for Possible Loan Losses 5844      5844   5226       5226
        Net Loans                          360860    370086 332725     340961

Financial Liabilities:
 Deposits                                  569410    567820 560744     562154
 Short-term Debt                           21377     21377  15331      15417
 Long-term Debt                            1900      1900
Unrecognized Financial Instruments:
 Standby Letters of Credit                           1518              2064
 Unused Commercial Line Commitments                  15740             8001
 Revolving Home Equity Lines                         1425              786
 Credit Card Lines                                   3920              2848
 Other                                               690               430


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SECURITIES

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 115 as of January 1, 1994. In accordance with Statement 115, the 1993 comparative consolidated financial statements have not been restated for the change in accounting principle. The January 1, 1994, cumulative effect of adopting Statement 115 was immaterial.

NOTE 4 - SECURITIES (CONTINUED)
Carrying amounts and fair values of securitiies availiable for sale as of December 31, 1994 are summarized as follows:


                                               Gross      Gross
                                    Amortized  Unrealized Unrealized Fair
                                    Cost       Gains      Losses     Value
                                              (In Thousands ofDollars)
U.S. Treasury Securities            23040      29         472        22597
U.S. Government Agencies
  and Corporations                  39844       2         2852       36994
Obligations of States and
  Political Subdivisions            7285       47         137        7195
Corporate Securities                3885       27         146        3766
Mortgage-backed Securities          74643       8         5519       69132
Marketable Equity Securities        1596                  222        1374
Other Debt Securities               1687                             1624
                                    151980     113        9411       142682


The amortized cost and fair value of securities available for sale as of December 31, 1994 by contractual maturity are shown below. Maturities may differ from contractual maturities in morgage-backed securiites because the mortgages underlying the securities may be called or repaid without any penalities.

                                              Amortized           Fair
                                              Cost                Value
                                              (In Thousands of Dollars)
Due in One Year or Less                       10305               10180
Due After One Year, Through Five Years        54751               52649
Due After Five Years, Through Ten Years       40940               37461
Due After Ten Years                           45984               42392
                                              151980              142682

Carrying amounts and fair values of securities being held to maturity as of December 31, 1994 and 1993 are summarized as follows:


                                                Gross        Gross
                                    Amortized   Unrealized  Unrealized  Fair
                                    Cost        Gains        Losses     Value
                                              (In Thousands ofDollars)
U.S. Government Agencies
  and Corporations                  6003                     613        5390
Obligations of States and
  Political Subdivisions            70712       798          2698       68812
Corporate Securities                449                      23         426
Mortgage-backed Securities          11602       8            1085       10525
                                    88766       806          4419       85153


NOTE 4 - SECURITIES (continued)


                                            Gross       Gross
                                 Amortized  Unrealized  Unrealized Fair
                                  Cost      Gains       Losses     Value
                                                    1993
                                            (In Thousands ofDollars)
U.S. Treasury Securities          7246       367                   7613
U.S. Government Agencies
   and Corporation                3410       147                   3557
Obligations of State and
  Political Subdivisions          6682       314                   6996
Mortgage-backed Securities        1118       68                    1186
Other Debt Securities             575                              575
                                  19031      896                   19927

Carrying amounts and fair values of securities held for sale as of December 31, 1993 are summarized as follows:

                                             Gross      Gross
                                Amortized    Unrealized Unrealized Fair
                                Cost         Gains      Losses     Value
                                         (In Thousands ofDollars)
U.S. Trasury Securities         5783         329                 6112
U.S. Government Agencies and
  Corporation                   81153        347        463      81037
Obligations of States and
  Political Subdivisions        61406        3732       147      64991
Corporation Securities          302          4          3        303
Morgage-backed Securities       55134        678        459      55353
Marketable Equity Securities    1489                             1489
Other Debt Securities           5778         120        28       5870
                                211045       5210       1100     215155

The amortized cost and fair value of securities being held to maturity as of December 31, 1994 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalties.

                                             Caryying       Fair
                                             Amount         Value
                                          (In Thousands of Dollars)
Due in One Year or Less                      1038           1027
Due After One Year Through Five Years        27941          26936
Due After Five Years, Through Ten Years      47187          45484
Due After Ten Years                          12600          11706
                                             88766          85153

Gross gains and losses from sales of securities for the years ending December 31, 1994, 1993 and 1992 are as follows:

                                 1994        1993      1992
Realized Gains                   795         1382      1253
Realized Losses                  (153)       (126)     (248)
  Net Gains and Losses           642         1256      1005

In connection with an internal review of the accounting policies of the Company, management modified its accounting policy for its investment portfolio in 1993. This modification divided the portfolio into securities held for sale and securities held to maturity. The securities held for sale were accounted for at the lower of aggregate cost or market. No losses resulted from the reclassification.

Securities with carrying values of $46,447,000 and $51,472,000 at December 31, 1994 and 1993, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LOANS


                                                 December 31,
                                           1994              1993

                                           (In Thousands of Dollars)
Commercial, Financial, and Agricultural    116506           105773
Real Estate-construction                   8654             5667
Real Estate-mortgage                       151972           144204
Loans to Individuals                       94520            87741
Other                                      1606             1951
                                           373258           345336

Deduct:
  Unearned discount and net loan fees      6554             7385
  Allowance for possible loan losses       5844             5226
                                           360860           332725

Nonperforming assets consist of the following:

                                                     December 31,
                                             1994       1993      1992
                                             (In Thousands ofDollars)
Nonaccrual Loans                             3018       4006     4287
Restructured Loans                           1172       1128     1286
 Nonperforming Loans                         4190       5134     5573
Foreclosed Properties                        677        1382     892

 Nonperforming Assets                        4867       6516     6465


There were no commitments to lend additional funds to customers whose loans were classified as nonperforming at December 31, 1994 and 1993. The following table shows the proforma interest that would have been earned on nonaccrual loans and restructured loans if they had been current in accordance with their original terms and the recorded interest that was included in income on these loans:

                                           Years Ended December 31,
                                           1994      1993      1992
                                           (In Thousands ofDollars)
Interest Earned                            269       244       162
Interest That Would Have Been Earned       463       506       692
 Interest Lost                             194       262       530
Loss Per Common Share                      .04       .05       .11




NOTE 6 - ALLOWANCE FOR POSSIBLE LOAN LOSSES


Changes in the allowance for possible loan losses are as follows:


                                           Years Ended December 31,
                                           1994      1993      1992
                                           (In Thousands ofDollars)
Balance, Beginning                         5226      5312      5217
 Provision Charged to Operating Expenses   1144      856       1151
 Recoveries of Amounts Charged Off         446       783       553
                                           6816      6951      6921
Amounts Charged Off                        972       1725      1609
Balance, Ending                            5844      5226      5312




NOTE 7 - BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:


                                                  December 31,
                                               1994          1993
                                           (In Thousands of Dollars)
Land                                           2984          2070
Buildings and Improvements                     10718         8747
Furniture and Equipment                        8858          7856
                                               22560         18673
Less Accumulated Depreciation                  8301          7457
                                               14259         11216


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - SHORT-TERM DEBT

Short-term debt and weighted average interest rates at December 31, 1994 and 1993, and the maximum amount outstanding at any month-end during the year are summarized as follows:


                                          December 31, 1994
                                           Year-end                   Maximum
                                   Amount  Weighted  Average      Outstanding
                                    Out-    Average   Out-   Average  at any
                                   standing  Rate    standing  Rate  Month-End
                                             (In Thousands ofDollars)
Federal Funds Purchased and
 Securities Sold Under Agreements
  to Repurchase                    19877     4.56    17288     3.36  25597
Other Short-term Borrowing         1500      6.75    17        5.85  1500
                                   21377     4.71    17305     3.37  27097




                                          December 31, 1993

                                           Year-end                   Maximum
                                   Amount  Weighted  Average       Outstanding
                                    Out-    Average   Out-   Average  at any
                                   standing  Rate    standing  Rate  Month-End
                                             (In Thousands ofDollars)

Federal Funds Purchased and
 Securities Sold Under Agreements
  to Repurchase                    15271     2.79    11053     2.51  18623
Other Short-term Borrowing         60        6.00    109       6.0   200
                                   15331     2.78    11162     2.54  18823


Federal funds purchased include reserves at the Federal Reserve or correspondent bank purchases on a daily basis to satisfy reserve requirements.
Securities sold under repurchase agreements mature daily or on demand.

At December 31, 1994, Premier had unused demand lines of credit of $500,000.

NOTE 9 - LONG-TERM DEBT
The company has an unsecured term loan executed on September 16, 1994 with a face value of $2,000,000. The loan is payable in quarterly installments of $100,000 plus interest at the fixed rate of 7.60%. The remaining balance at December 31, 1994 was $1,900,000. The agreement contains restrictions to maintain prescribed levels of risk-based and other capital ratios, keep nonperforming assets below an established minimum percentage of loans, and certain other restrictions. At
December 31, 1994, the Company was in substantial compliance with all covenants.

NOTE 10 - INCOME TAXES

Net deferred tax assets consist of the following components:

                                                December 31,

                                              1994       1993
Deferred Tax Assets:
  Securities Available for Sale               3086
  Allowance for Loan Losses                   1456        1107
  Deferred Compensation Plans                 523         468
  Net Operating Loss Carryforwards            292         348
  Permanent Decline in Securities                         260
  Deferred Loan Fees, Net                     77          76
 Other Real Estate Write-downs                            76
  Capital Loss Carryforwards                  35          35
  Investment Tax Credit Carryforwards         31          31
  Other                                       122         33
                                              5622        2434
Valuation Allowance                           66          66
                                              5556        2368
Deferred Tax Liabilities:
  Bank Premises and Equipment                 828         761
  Accretion of Discounts, Net                 131         135
                                              959         896
                                              4597        1472

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of consolidated income tax expense are as follows:

                              Years Ended December 31,
                              1994      1993      1992
                              (In Thousands of Dollars)
Current Payable               3063      3290      2885
Deferred (Prepaid)            (39)      (401)     70
                              3024      2889      2955

A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statement of income is as follows:

                                       Years Ended December 31,

                                       1994     1993       1992
                                       (In Thousands of Dollars)
Computed Expected Tax Expense          4090     4218       3813
Tax-exempt Interest                    (1346)   (1153)     (1148)
Disallowed Interest Expense to
  Carry Tax-exempt Obligations         138      117        132
Utilization of Tax-loss Carryforward            (405)      (57)
Tax Effect of Timing Differences
  Recognized                                    127        129
Other, Net                             142      (15)       86
                                       3024     2889       2955

At December 31, 1994, the Company had net operating loss carryforwards of
$857,706 expiring between the years ending 1994 through 2004.
The net operating loss deduction is limited to $166,857 per year, to be utilized against the earnings of an affiliated bank as defined by Internal Revenue Code Section 382.

NOTE 11 - STOCKHOLDERS' EQUITY

Premier dividend payments are made from dividends received from affiliates which amounted to $3,004,000, $2,659,918, and $2,450,741, for December 31, 1994
1993 and 1992, respectively.

Under applicable federal law, the Comptroller of the Currency
(relating to
Premier's affiliate banks which are national banking associations) restricts total dividend payments in any calendar year to net profits of that year, as defined, combined with retained net profits for the two preceding years.
At December 31, 1994 and 1993, retained net profits, free of such restriction, amounted to $7,353,000 and $6,748,000, respectively.
Notwithstanding the aforementioned amounts available for dividends, there is a further restriction that each bank must meet prescribed levels of capital.

Premier has three affiliate banks organized under the laws of Virginia. The ability to pay dividends is principally governed by prescribed capital levels under regulations of the FDIC.

Legal lending limits on loans to Premier (Parent) are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers.
Generally, a bank
may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply.
Under this definition, combined legal lending limit for Premier banks on loans to Parent is $1,814,000 at December 31, 1994. On December 31, 1994 the Parent Company was indebted to an affiliate bank for the sum of $200,000. Under the terms of the credit arrangement, the loan was secured by equipment and payable on demand.

Substantially all undivided profits of the Parent are represented by undistributed earnings of affiliates.

Earnings per share are computed on weighted average number of shares outstanding of 4,987,805, 4,987,805 and 4,988,136, shares at December 31, 1994, 1993 and 1992, respectively.

On December 16, 1992, the Company declared a twenty-percent stock dividend to shareholders of record January 15, 1993. All per share data has been restated to account for this stock dividend, including the acquired affiliate accounted for as a pooling-of-interest.

Federal regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of comparing capital positions of financial institutions are to take into account the different risks among financial institutions' assests and off-balance-sheet items.

Risk based capital standards have been supplemented with requirements for a
minimum leverage ratio.   The leverage ratio is the Company's Tier I Capital
divided by the amount of the Company's total assets as reported on the balance sheet. In addition, the regulatory agencies consider the published capital levels as minimum levels and may require a Financial Institution to maintain capital at higher levels.

A comparison of the Company's capital as of December 31, 1994 with the minimum requirements for well capitalized and adequately capitalized institutions is presented below.



                                        Minimum Requirements
                                        Well          Adequately
                             Actual     Capitalized   Capitalized
Tier I Risk-based Capital    16.79%     6.00%         4.00%
Total Risk-based Capital     18.04%     10.00%        8.00%
Leverage Ratio               10.05%     5.00%         4.00%

NOTE 12 - EMPLOYEE BENEFIT PLANS

Discretionary profit sharing plan and a defined contribution retirement plan are maintained for employees. Total expenses (funded as accrued) related to these plans were $814,000, $812,000, and $689,000 for the years ended December 31, 1994, 1993, and 1992, respectively. Except for an annual ten percent of participants' eligible compensation minimum funding requirement in the defined contribution plan, there are no other liabilities or commitments for any of these plans.



NOTE 13 - DEFERRED COMPENSATION PLANS

Deferred compensation plans exist for selected directors and officers of all affiliated banks. Under plan provisions, certain directors and officers entered agreements with the banks which required annual payment for ten years certain, beginning at age 65 or at death. Participants have agreed to waive certain future compensation to reduce overall plan costs.
Another plan available to certain officers of one affiliate bank provides for annual payemnts for fifteen years certain. Payments on this latter plan begin upon retirement with certain reductions of benefits in the event of pre-retirement death.

Lives of participants of all plans have been insured for amounts that will partially discharge these obligations. These policies had cash surrender values of $947,000 and $906,000 at December 31, 1994 and 1993, respectively, which are reflected in other assets.

At December 31, 1994 and 1993, $1,538,000 and $1,376,000, respectively, had been accrued under these contracts. This liability and related deferred income tax charges of $523,000 and $468,000 arising from nondeductibility of deferred compensation for income tax purposes until paid, are reflected in the financial statements.

The increase in estimated present values of future benefits under these plans is charged to operations annually and amounted to $233,000, $195,007, and $221,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - LEASE OBLIGATIONS

In the normal course of business, affiliates have entered into operating leases for equipment. Operating lease expense for the years ended December 31, 1994, 1993 and 1992 was $27,000, $17,000, and $19,000,
respectively. At December 31, 1994, Premier and its affiliates were not obligated under significant long-term operating or capital leases.

NOTE 15 - OTHER INFORMATION

The principal components of other income and other expenses in the consolidated statements of income are:

                                 Years Ended December 31,
                                 1994        1993        1992
                                   (In Thousands of Dollars)
Other Income (Includes no items
in excess of  1% of total
revenue)                          297         222        274


Other Expense
 Data Processing Fees            622           963       948
 FDIC Assessment                 1279          1092      889
 Other (Includes no items
 in excess of  1% of
 total revenue)                  5507          4498      4268

                                 7408          6553      6105


NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES

Financial Instruments With Off-balance-sheet Risk: The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and revolving home equity lines.

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of these instruments reflect the extent of Company involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless noted otherwise, the Company requires that off-balance-sheet financial instruments be collateralized by real estate.

                                      Contractual Amounts
                                        at December 31,
                                        1994        1993
                                  (In Thousands of Dollars)
Financial instruments whose contract amounts represent credit risk:
  Standby Letters of Credit             1664        1742
  Unused Commercial Line Commitments    18584       7158
  Revolving Home Equity Lines           1452        808
  Credit Card Lines                     3717        2640
  Other                                 1967        364

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained,if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, crops, livestock, inventory, property, plant, and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Collateral held varies as specified above required in instances the Company deems necessary.

Committment:  On November 21, 1994, Premier executed an agreement with
NationsBank of Virginia, N.A. to purchase seven branch locations throughout
Premier's market area. The agreement is contingent upon both parties obtaining regualtory approval. It is anticipated the transaction will be consummated by the close of the second quarter of 1995.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

NOTE 17- TRANSACTIONS WITH RELATED PARTIES

The Company's affilate banks conduct banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Aggregate loan transactions with related parties were as follows:


                             Years Ended December 31,
                                 1994          1993
                            (In Thousands of Dollars)
Balance, Beginning               7752          6082
New Loans                        18303         6960
Repayments                       (17001)       (4892)
Relationship Changes             356           (398)
Balance, Ending                  9410          7752


NOTE 18 - RESTRICTIONS ON CASH AND DUE FROM BANKS

To comply with banking regulations, the banks are required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,763,000 and $2,402,000 for the two-week period including December 31, 1994 and 1993, respectively.

NOTE 19 - UNAUDITED INTERIM FINANCIAL INFORMATION

The following unaudited data includes, in the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the results of operations for such periods:

                                         1994
                                    Three Months Ended
                           March 31   June 30   September 30 December 31
                           (In Thousands of Dollars Except Per Share Data)
Interest Income            11671      11930     12059         12232
Interest Expense           4999       5056      5042          5210
Provision for Possible
  Loan Losses              92         155       456           441
Securities Gains(Losses)   672        10        (15)          (25)
Other Income               902        948       1128          1061
Other Expense              4630       4716      4810          4936
Income Before Tax Expense  3524       2961      2864          2681
Income Tax Expense         944        706       667           707
Net Income                 2580       2255      2197          1974
Net Income Per Share       .52        .45       .44           .40




                                         1993
                                   Three Months Ended
                          March 31  June 30    September 30 December 31
                        (In Thousands of Dollars Except Per Share Data)
Interest Income           10731     10991      11301        11490
Interest Expense          4504      4654       4914         5092
Provision for Possible
  Loan Losses             220       267        205          164
Securities Gains          97        879        269          11
Other Income              888       999        1048         842
Other Expense             4100      4309       4291         4418
Income Before Tax Expense 2892      3639       3208         2669
Income Tax Expense        309       1008       867          705
Net Income                2583      2631       2341         1964
Net Income Per Share      .52       .53        .47         .39


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Premier Bankshares Corporation
(Parent
Company) is presented below:

Balance Sheets

                                           December 31,
                                       1994          1993
                                     (In Thousands of Dollars)
Assets
  Cash and Noninterest Bearing
    Deposits in Banks                  690             425
  Interest-bearing Deposits in Banks   51
  Investments                          200
  Investments in Affiliated Banks,
     at Equity                         58406          57345
  Loans, Net                           38             1096
  Furniture and Fixtures, Net          2989           217
  Other Assets                         249            193
  Intangibles                          1052           1225
                                       63675          60501

Liabilities
  Accounts Payable and Accrued
    Liabilities                        1282           672
  Short-term Debt                      200            60
  Long-term Debt                       1900
                                       3382           732

Stockholders' Equity
  Common Stock                         9975           9975
  Capital Surplus                      22029          22029
  Retained Earnings                    34501          27872
  Net Unrealized Loss on Securities
   Available for Sale                  (6212)         (107)
                                       60293          59769
                                       63675          60501


Statements of Income

                                 Years Ended December 31,
                                 1994      1993      1992
                                 (In Thousands of Dollars)
Income
  Dividends from Banking
   Affiliates                   3004       2660       2451
  Service Fees                  273        279        158
  Interest                      5          4          4
                                3282       2943       2613

Expenses
  Salaries and Employee
    Benefits                   737         590         361
  Interest on Short-term Debt  1           8           12
  Interest on Long-term Debt   39          18          61
  Equipment Rentals,
  Depreciation and Maintenance 112         148         113
  Professional Fees            675         84          137
  Amortization of Goodwill and
    Other Intangibles          173         270         275
  Other                        274         171         95

                               2011        1289        1054
Income Before Income Tax Benefit and
  Equity in Undistributed
Income of Affiliates           1271        1654        1559
Federal Income Tax Benefit     499         213         210
Income Before Equity in Undistributed Income
   of Affiliates               1770        1867        1769
Equity in Undistributed Income
  of Affiliates                7236        7652        6491
Net Income                     9006        9519        8260

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows

                                                 Years Ended December 31,
                                               1994      1993        1992
                                               (In Thousands of Dollars)
Cash Flows From Operating Activities
  Net Income                                   9006      9519         8260

  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation of Furniture and Fixtures   80        69           61
      Deferred Tax Assets                      93
      Amortization of Intangibles              173       270          275
      Increase in Equity in Undistributed
       Income of Affiliates                    (7236)    (7652)       (6491)
      Increase in Other Assets                 (149)     (104)        (43)
      Increase In Accounts Payable and Accrued
       Liabilities                             610       129          86
       Net Cash Provided By Operating
         Activities                            2577      2231         2148

Cash Flows From Investing Activities
  Net Increase in Temporary Investments        (51)
  Purchase Of Investment Security              (200)
  Repayment of Loan Receivable From Affiliate  1041      959
  Investment in Affiliates                     70        169          150
  Purchase of Customer Loan                                           (55)
  Net Decrease In Customer Loan                17
  Premises and Equipment Expenditures          (2852)    (17)         (297)
       Net Cash Provided By (Used In)
       Investing Activity                      (1975)    1111         (202)

Cash Flows From Financing Activities
  Increase (Decrease) in Short-term Debt       140       (140)        200
  Issuance of Long-term Debt                   2000
  Payment of Long-term Debt                    (100)     (776)        (341)
  Purchase of Capital Stock                              (7)
  Cash Dividends                               (2377)    (2152)       (1846)
       Net Cash Used in Financing Activities   (337)     (3075)       (1987)
       Net Increase (Decrease) in Cash and
         Due from Banks                        265       267          (41)
Cash Due from Banks
  Beginning                                    425       158          199
  Ending                                       690       425          158



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE
  None


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11. EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*


*This information is incorporated by reference from the registrant's definitive proxy statement pursuant to
Instruction G of Form 10-K since the Registrant has filed with the Securities and Exchange Commission a definitive Proxy
Statement in respect to its 1995 Annual Stockholders Meeting.

PART IV


ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) (1) and (2) The following documents are filed as a part of this report:

     Financial Statements:
     The report of independent auditors and consolidated financial stements of Premier Bankshares
     Corporation and Affiliates as listed in the accompanying
Index to Financial Statements and Schedules are included herein.

     Financial Statement Schedules:
     None

     Exhibits:
     The Exhibits required by Regulation S-K are listed in the
Exhibit Index.

(b)  No reports on Form 8-K were filed for the three months ended
December 31, 1994.



SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER BANKSHARES CORPORATION
 (Registrant)


      By:  /s/ James R. Wheeling
           James R. Wheeling, President, Chief
           Executive Officer and Director
           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Claude H. VanDyke, Director                 /s/ Robert C. James, Director
Date Executed:  03-25-95                        Date Executed:  02-16-95

/s/ Charles C. Henley, Director                 /s/ John A. Johnston, Director
Date Executed:  03-25-95                        Date Executed:  03-23-95

/s/ Harris Hart, II, Director                   /s/ Stanley King, Sr., Director
Date Executed: 03-23-95                         Date Executed:  03-23-95

/s/ George R. Smith, Director                   /s/ Jack P. Chambers, Director
Date Executed:  03-25-95                        Date Executed:  03-25-95

/s/ James E. Childress, Director
Date Executed:  02-25-95


/s/ J. Robert Buchanan, Treasurer               /s/ Ellen Simpson, Controller
J. Robert Buchanan, VP & Treasurer              Ellen Simpson, Controller
(Principal Financial Officer)                   (Principal Accounting Officer)



ANNUAL REPORT ON FORM 10-K

ITEM 14 (a) (1) and (2) and (c)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 1994

PREMIER BANKSHARES CORPORATION

BLUEFIELD, VIRGINIA

FORM 10-K--ITEM 14 (a) (1) and (2)

     PREMIER BANKSHARES CORPORATION AND AFFILIATES

     Index to Financial Statements and Schedules



Page

The following report of independent auditors and consolidated financial statements of Premier Bankshares Corporation and Affiliates for the year ended December 31, 1993 are included in
Item 8:

Report of Independent Auditors                       32

Consolidated Balance Sheets - December 31, 1994 and 1993
                                                     33
Statements of Consolidated Income - Years ended December 31,
1994, 1993 and 1992                                  34

Statements of Changes in Stockholders' Equity - Years ended
December 31, 1994, 1993 and 1992                     35

Statements of Consolidated Cash Flows - Years ended December 31,
 1994, 1993 and 1992                              36-37

Notes to Consolidated Financial Statements        38-58

Schedules to the consolidated financial statements required by
Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and there fore have been omitted.


NOTE:  ANY EXHIBITS WILL BE FURNISHED UPON REQUEST AND UPON
PAYMENT OF REASONABLE COST TO PREMIER FOR PREPARING AND
DELIVERING COPY.

EXHIBIT INDEX


13. Annual Report to Security Holders.

22.  Subsidiaries of Registrant.

23.  Consents of Experts and Counsel
     Consent of Brown, Edwards & Company

EXHIBIT 22

Parent and Subsidiaries

Registrant:

Premier Bankshares Corporation
29 College Drive
P.O. Box 1199
Bluefield, Virginia  24605

Subsidiaries of Registrant:



Percentage Owned Organized Under Jurisdiction of Parent Corporation

Dickenson-Buchanan Bank 100.00 Laws of the State of Virginia Registrant
Tazewell National Bank 100.00 The United States of America
Registrant
Premier Bank, Inc. 100.00 Laws of the State of Virginia
Registrant
Peoples Bank, Inc. 100.00 Laws of the State of Virginia
Registrant
Richlands National Bank 100.00 The United States of America
Registrant
Premier Bank Services Corporation 100.00Laws of the State of
Virginia
Registrant
Professional Financial Services of Virginia, Inc. 100.00Laws of nthe State of Virginia
Registrant

