Form 10-Q
period 1995-03-31
PREMIER BANKSHARES CORP
filed 1995-07-11
CIK 797541

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from
_____________________to____________________

For Quarter Ended Commission
file number     0-15729

                  PREMIER BANKSHARES CORPORATION
      (Exact name of registrant as specified in its charter)

          VIRGINIA                                     54-1377250
     State or other jurisdiction of
(I. R. S. Employer)
     incorporation or organization
Identification No.)

     29 College Drive
     P. O. Box 1199, Bluefield, VA  24605
(Address of Principal Executive Offices)
(Zip Code)

Registrant's telephone number including area code           (703)322-2242

_____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995.

Common stock, $2 par value - 4,987,802 shares.





                              INDEX

                                                      Page No.
PartI. Financial Information:
       Item 1.  Financial Statements
                Consolidated Balance Sheets -
                 March 31, 1995 and December 31,          3
                 1994
                Consolidated Statements of Income -
                 Three Months March 31, 1995 and          4
                 1994
                Consolidated Statements of
                 Stockholders' Equity - Three Months      5
                 Ended March 31, 1995 and 1994
                Consolidated Statements of Cash Flows
                 Three Months Ended March 31,             6
                 1995 and 1994
                Notes to Consolidated Financial           7-10
                 Statements
                Supplemental Financial Data (Tables       11-13
                 I - III)
       Item 2.  Management's Discussion and
                Analysis of Financial                     14-15
                 Condition and Results of Operations

Part II.  Other Information:
       Item 1.  Legal Proceedings                          16
       Item 2.  Changes in Securities                      16
       Item 3.  Defaults Upon Senior Securities            16
       Item 4.  Submission of Matters to a Vote of         16
       Item 5.  Security Holders Other Information         16
       Item 6.  Exhibits and Reports on Form 8-K           16



ITEM 1.   FINANCIAL INFORMATION:

         PREMIER BANKSHARES CORPORATION AND AFFILIATES
                  CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars)
                                          March 31,     December 31,
                                          1995          1994
ASSETS:
Cash and Due From Banks                   19197         19475
Interest-bearing Deposits in Banks
Securities Held to Maturity (Approximate
Market Value $87,208 in 1995,
 $85,153 in 1994)                         88727         88766
Securities Available for Sale (Amortized
 Cost $139,591 in 1995, $151,980 in 1994)    133580        142682
Federal Funds Sold                        16953         17240
Loans, Net of Unearned Income of $5,870
 in 1995, $6,554 in 1994 and Allowance
 for Loan Losses of $5,998 in 1995 and
 $5,844 in 1994                           364843        360860
Bank Premises and Equipment               14305         14259
Other Assets                              12338         11911

      TOTAL ASSETS                        649943        655193

LIABILITIES:
Deposits:
  Demand                                  65006         63784
  Interest-bearing Demand                 65034         67518
  Savings                                 145846        160323
  Large Denomination Certificates
    of Deposit                            49001         44978
  Other Time                              237314        232807

      TOTAL DEPOSITS                      562201        569410

Short-term Debt                           17569         21377
Other Liabilities                         4454          2213
Long-term Debt                            1800          1900

      TOTAL LIABILITIES                   586024        594900

SHAREHOLDERS' EQUITY:
Capital Stock-Common-$2 Par
  10,000,000 Authorized; 4,987,802
  Shares Issued in 1995 and 1994          9975          9975
Surplus                                   22029         22029
Undivided Profits                         36004         34501
Net Unrealized Loss on Securities         (4089)        (6212)

      TOTAL STOCKHOLDERS' EQUITY          63919         60293
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY              649943        655193

Notes to financial statements are an integral part of these statements.



            PREMIER BANKSHARES CORPORATION AND AFFILIATES
                    CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands of Dollars)
                                   Three Months Ended
                                       March 31,
                                   1995          1994
INTEREST INCOME:
Interest and Fees on Loans         8733          7900
Federal Funds Sold                 229           297
Money Market Deposits                            11
Interest on Investments Held to
 Maturity, Taxable                 29            335
Interest on Investments Held to
 Maturity, Nontaxable              882           801
Interest on Securities Held for
 Sale-Taxable                      2249          2231
Interest on Securities Held for
 Sale, Nontaxable                  77            123
     Total Interest Income         12199         11698

INTEREST EXPENSE:
Demand Deposits                    462           440
Savings Deposits                   1234          1557
Large Denomination Certificates
  of Deposit                       590           529
Other Time Deposits                2750          2359
Short-term Debt                    221           114
Long-term Debt                     37

     Total Interest Expense        5294          4999

     Net Interest Income           6905          6699

ADDITION TO ALLOWANCE FOR LOAN
  AND LEASE LOSSES                 188           92
  Net Interest Income After
   Addition to Allowance for
   Loan and Lease Losses           6717          6607

OTHER INCOME:
Service Charges on Deposit
Accounts                           509           447
Trust Department Income            39            35
Other Service Charges,
Commissions and Fees               386           361
Other Operating Income             117           80
Security Gains                     (40)          672

     Total Other Income            1011          1595

OTHER EXPENSES:
Salaries                           1922          1840
Employee Benefits                  485           531
Occupancy Expenses                 225           227
Furniture and Equipment Expenses   299           290
Other Operating Expenses           1887          1736
     Total Other Expense           4818          4624
Income Before Income Taxes         2910          3578
Applicable Income Taxes            708           963

     Net Income                    2202          2615

NET INCOME PER SHARE               .44           .52

CASH DIVIDENDS PER SHARE           .14           .11

The notes to financial statements are an integral part of these statements.


           PREMIER BANKSHARES CORPORATION AND AFFILIATES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In Thousands of Dollars)


                                                   Three Months
                                                      Ended
                                                     March 31,
                                                 1995       1994
Balance at Beginning of Year                     60293      59769
Net Income                                       2202       2615
Cash Dividends Declared                          (698)      (529)
Change in Valuation Allowance for
  Securities                                     2122       (1839)
Balance at End of Period                         63919      60016




The notes to financial statements are an integral part of these statements.

            PREMIER BANKSHARES CORPORATION AND AFFILIATES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In Thousands of Dollars)

                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       2202       2615
  Adjustments to Reconcile Net Income to Cash
    Provided by Operating Activities:
      Depreciation and Amortization of Premises
       and Equipment                               241        231
      Provision for Loan Losses                    188        92
      Amortization of:
       Goodwill and Intangibles                    72         61
       Premiums and Accretion of Discounts,Net     115        127
      Security Gains                               40         (672)
      Increase in Other Assets                     (497)      (426)
      Increase in Other Liabilities                2241       686
        Net Cash Provided by Operating
         Activities                                4602       2714

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Temporary Investments 287        15277
  Sale of Securities Available for Sale            5567       5041
  Maturities of Securities Available for Sale      3687       13799
  Purchases of Securities Available for Sale       (1485)     (33066)
  Maturities of Securities Held to Maturity        4334       3035
  Purchase of Securities Held to Maturity          (1195)     (17871)
  Net Increase in Customer Loans                   (3971)     (3231)
  Premises and Equipment Expenditures              (289)      (143)
  Sales of Premises and Equipment

     Net Cash Used in Investing Activities         6935       (17159)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits,
   Now and Savings Accounts                        (15739)    12479
  Net Increase in Time Deposits                    8530       409
  Payments on Long-term Debt                       (100)
  Net Increase (Decrease) in Short-term Debt       (3808)     4850
  Cash Dividends Paid                              (698)      (529)

     Net Cash Provided by Financing Activities     (11815)    17209

     Net Increase in Cash and Due from Banks       (278)      2764

CASH AND DUE FROM BANKS:
  Beginning                                        19475      15057

  Ending                                           19197      17821

Supplemental Disclosures of Cash Flow Information:
  Cash Payments for Interest Paid:
   To Depositors                                   4598       4275
   On Federal Funds Purchased and Securities Sold
    Under Agreement to Repurchase                  224        113

   Income Taxes                                               225

The notes to financial statements are an integral part of these statements.

            PREMIER BANKSHARES CORPORATION AND AFFILIATES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.   General

       The consolidated statements include the accounts of Premier and its affiliates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 1995, and December 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

       The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.

  2.   Investment Securities

       Carrying amounts and fair values of securities being held to maturity are summarized as follows:

                                                March 31, 1995
                                              Gross       Gross       Estimated
                                   Amortized  Unrealized  Unrealized  Market
                                   Cost       Gains       Losses      Value
                                          (In Thousands of Dollars)

U.S. Government Agencies and
  Corporations                     6506       1           397         6110
Obligations of States and
  Political Subdivisions           70392      563         846         70109
Corporate Securities
Mortgage-backed Securities         11829                  840         10989

                                   88727      564         2083        87208



                                                December 31, 1994
                                              Gross       Gross       Estimated
                                   Amortized  Unrealized  Unrealized  Market
                                   Cost       Gains       Losses      Value
                                          (In Thousands of Dollars)
U.S. Government Agencies and       6003                   613         5390
  Corporations
Obligations of States and          70712      798         2698        68812
  Political Subdivisions
Corporate Securities               449                    23          426
Mortgage-backed Securities         11602      8           1085        10525

                                   88766      806         4419        85153

       Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:


                                                March 31, 1995
                                              Gross       Gross       Estimated
                                   Amortized  Unrealized  Unrealized  Market
                                   Cost       Gains       Losses      Value
                                          (In Thousands of Dollars)

U.S. Treasury Securities           21058      50          151         20957
U.S. Government Agencies and
  Corporations                     26568                  832         25736
Obligations of States and
  Political Subdivisions           5176       14          13          5177
Corporate Securities               1098                   39          1059
Mortgage-backed Securities         80726                  4804        75922
Marketable Equity                  1511                   101         1410
Other Debt Securities              3433       1           115         3319

                                   139570     65          6055        133580




                                                December 31, 1994
                                              Gross       Gross       Estimated
                                   Amortized  Unrealized  Unrealized  Market
                                   Cost       Gains       Losses      Value
                                          (In Thousands of Dollars)

U.S. Treasury Securities           23040      29          472         22597
U.S. Government Agencies and
  Corporations                     39844      2           2852        36994
Obligations of States and
  Political Subdivisions           7285       47          137         7195
Corporate Securities               3885       27          146         3766
Mortgage-backed Securities         74643      8           5519        69132
Marketable Equity                  1596                   222         1374
Other Debt Securities              1687                   63          1624
                                   151980     113         9411        142682


                                   Three Months Ended
                                       March 31,
                                   1995          1994
                               (In Thousands of Dollars)

Gross proceeds from sales of
  Securities                       5567          5041
Gross Gains on Sale of
  Securities                       62            672
Gross Losses on Sale of
  Securities                       102
 Net Securities Gains (Losses)     (40)          672


           PREMIER BANKSHARES CORPORATION AND AFFILIATES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.   Loans
     The following is a summary of loans outstanding at the end of the periods indicated:

                                         March 31,      December 31,
                                         1995           1994
                                         (In Thousands of Dollars)

Commercial, Financial, and
  Agricultural                           134179         116506
Real Estate - Construction               8894           8654
Real Estate - Mortgage                   137924         151972
Loans to Individuals                     94360          94520
Others                                   1354           1606
                                         376711         373258
Less Unearned Income                     (5870)         (6554)
                                         370841         366704
Less Allowance for Loan and Lease Losses (5998)         (5844)
                                         364843         360860



The following schedule summarizes the changes in the allowance for loan and lease losses:


                            March 31,    March 31,   December 31,
                            1995         1994        1994
                                 (In Thousands of Dollars)

Balance, Beginning          5844         5227        5226
Provision Charged Against
 Income                     188          92          1144
Recoveries                  134          170         446
Loans Charged Off           (168)        (117)       (972)
Balance, Ending             5998         5372        5844




Nonperforming assets consist of the following:



                              March 31,    December 31,
                              1995         1994
                              (In Thousands of Dollars)

Nonaccrual Loans              2322         3018
Restructured Loans            925          1172
Nonperforming Loans           3247         4190
Foreclosed Properties         1036         677
Nonperforming Assets          4283         4867


     Total loans past due 90 days or more and still accruing were $565 on March 31, 1995 and $711 on December 31, 1994.


           PREMIER BANKSHARES CORPORATION AND AFFILIATES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



4.   Short-term Debt
       Short-term debt consists of the following:


                                         March 31,    December 31,
                                         1995         1994
                                         (In Thousands of Dollars)

Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase    17569        19877
Other Short-term Borrowing                            1500

 Total Short-term Debt                   17569        21377


5.    Long-term Debt


                                         March 31,    December 31,
                                         1995         1994
                                         (In Thousands of Dollars)

Note Dated 9/16/94 @ 7.60%
  Quarterly Installments - $100,000      1800         1900

     Total Long-term Debt                1800         1900


6.   Earnings Per Share
      Earnings per share are computed on the weighted average common shares outstanding of 4,987,802 for both the three months ended March 31, 1995 and March 31, 1994, respectively.


7.   Capital Requirements
      A comparison of the Company's capital as of March 31, 1995 with the minimum requirements is presented below.


                                                   Minimum
                                Actual             Requirements
Tier I Risk-based Capital       15.37 %            4.00 %
Total Risk-based Capital        16.76 %            8.00 %
Leverage Ratio                  10.24 %            4.00 %


      TABLE I

Consolidated Selected Financial Data
(Amounts in thousands, except per share data)

                                                            1995
                                                            First
                                                            Quarter
Interest Income                                             12199
Interest Expense                                            5294
Net Interest Income                                         6905
Provision for Loan Losses                                   188
Net Income                                                  2202
Per Share Data:
  Net Income                                                .44
  Cash Dividends Paid                                       .14
Total Average Stockholders' Equity                          59938
Total Average Assets                                        653074
Ratios:
  Average Stockholders' Equity to Total Average Assets      9.18
  Return on Average Equity                                  14.70
  Return on Average Assets                                  1.35



                                                1994
                               Fourth     Third      Second     First
                               Quarter    Quarter    Quarter    Quarter

Interest Income                12232      12059      11930      11671
Interest Expense               5210       5042       5056       4999
Net Interest Income            7022       7017       6874       6672
Provision for Loan Losses      441        456        155        92
Net Income                     1974       2197       2255       2580
Per Share Data:
  Net Income                   .40        .44        .45        .52
  Cash Dividends Paid          .14        .12        .11        .11
Total Average Stockholders'
  Equity                       60583      61215      59664      59349
Total Average Assets           655553     656902     666663     652270

Ratios:
 Average Stockholders' Equity
  to Total Average Assets      9.24       9.32       8.95       9.10
 Return on Average Equity      13.03      14.36      15.12      17.39
 Return on Average Assets      1.20       1.34       1.35       1.58


                          TABLE II
DISTRIBUTION OF ASSETS, LIABILITIES, STOCKHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL

The following schedule presents the condensed consolidated average balance sheets and the average rates earned and paid by Premier and its affiliates on a fully taxable equivalent basis assuming a 34% tax rate for the three months ended March 31, 1995 and 1994. Nonaccruing loans are included in the total loans.

                                     1995                       1994
                            Average  Interest  Yield/  Average  Interest  Yield/
                            Balance  And Fees  Rate    Balance  And Fees  Rate
                            (In Thousands of Dollars)  (In Thousands of Dollars)

Assets:
Interest-earning Assets:
 Loans and Leases           369497   8740      9.46    338580   7900      9.33
 Taxable Investment
  Securities                153160   2278      5.95    178760   2566      5.74
 Nontaxable Investment
  Securities                71903    1453      8.08    68369    1400      8.19
 Interest-bearing Deposits
  with Other Banks                                     420      11        10.48
 Federal Funds Sold and
  Securities Purchased Under
   Agreements to Resell     15804    229       5.80    31405    297       3.78

 Total Interest-earning
   Assets                   610364   12700     8.32    617534   12174     7.89

Noninterest-earning Assets:
 Cash and Noninterest-
  bearing Deposits          22389                      17535
 Premises and Equipment,Net 14304                      11113
  Other Assets              11925                      11395
  Less Allowance for Loan
   and Lease Losses         (5908)                     (5307)

 Total Assets               653074                     652270

Liabilities and Stockholders' Equity

Interest-bearing Liabilities:
 Demand Deposits            66342    462       2.79    62488    440       2.82
 Savings Deposits           152251   1234      3.24    182287   1557      3.42
 Large Denomination
  Certificates of Deposit   49355    590       4.78    48678    529       4.35
 Other Time Deposits        235871   2750      4.66    218933   2359      4.31
 Short-term Borrowings      18645    221       4.74    17862    114       2.55
 Long-term Debt             1977     37        7.49

 Total Interest-bearing
  Liabilities:              524441   5294      4.04    530248   4999      3.77

Noninterest-bearing Liabilities:
 Demand Deposits            65230                      57433
 Other Liabilities          3465                       5239
Stockholders' Equity        59938                      59350

 Total Liabilities and
  Stockholders' Equity      653074                     652270

Net Interest Differential                      4.28                       4.12

Net Interest Earnings                7406                       7175

Net Yield on Interest-earning
 Assets                                        4.85                       4.65


TABLE III

A summary of the increases and decreases of the items included in the Consolidated Statements of Income are shown below:

                                    Net Increases (Decreases)
                                       Three Months Ended
                                           March  31,
                                         1995 and 1994
                                    (In Thousands of Dollars)
                                    Amount            Percent
INTEREST INCOME:
 Interest and Fees on Loans         833               10.54
 Federal Funds Sold                 (68)              (22.90)
 Money Market Deposits              (11)              (100.00)
 Interest on Investments Held to
  Maturity, Taxable                 (306)             (91.34)
 Interest on Investments Held to
  Maturity Nontaxable               81                10.11
 Interest on Securities Held for
  Sale, Taxable                     18                .81
 Interest on Securities Held for
  Sale, Nontaxable                  (46)              (37.40)

    Total Interest Income           501               4.28

INTEREST EXPENSE:
 Demand Deposits                    22                5.00
 Savings Deposits                   (323)             (20.75)
 Large Denomination Certificates
  of Deposits                       61                11.53
 Other Time Deposits                391               16.57
 Short-term Debt                    107               93.86
 Long-term Debt                     37                (100.00)

    Total Interest Expense          295               5.90
    Net Interest Income             206               3.08

ADDITION TO ALLOWANCE FOR LOAN
LEASE LOSSES                        96                104.35

 Net Interest Income After
  Addition to Allowance for
  Loan and Lease Losses             110               1.66

OTHER INCOME:
 Service Charges on Deposit
  Accounts                          62                13.87
 Trust Department Income            4                 11.43
 Other Service Charges,
  Commissions and Fees              25                6.93
 Other Operating Income             37                46.25
 Security Gains (Losses)            (712)             (105.95)

    Total Other Income              (584)             (36.61)

OTHER EXPENSES:
 Salaries                           82                4.46
 Employees Benefits                 (46)              (8.66)
 Occupancy Expenses                 (2)               (.88)
 Furniture and Equipment Expenses   9                 3.10
 Other Operating Expenses           151               8.70

    Total Other Expense             194               4.20

    Income Before Income Taxes      (668)             (18.67)
    Applicable Income Taxes         (255)             (26.48)

NET INCOME                          (413)             (15.79)

ITEM 2.   MANAGEMENT'S DISCUSSION:

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Premier's non-bank subsidiary, Premier Bank Services
Corporation and Professional Financial Services of Virginia, Inc.
remain inactive. Premier formed a new non-bank trust subsidiary, Premier Trust Company in January 1995 which is now operating. In addition, Premier acquired the former Dickenson-Buchanan Bank located in Clintwood, Virginia at year-end 1994 using the pooling-of-interest method of accounting. Prior year financial data reflects this purchase.

EARNINGS PERFORMANCE

     Net income for the first three months of 1995 was $2,202,000, a $413,000 or 15.79% decrease over the $2,615,000 earned for the same period in 1994 due largely to a decrease in security gains of $712,000.
One affiliate bank during the first quarter of 1994 disposed of bonds backed by the failed Executive Life Insurance Company, which were in default and had previously been written down, adding approximately $513,000 in security gains; $339,000, net of the tax effect.
On a per share basis, net income for the first three months of 1995 decreased to $0.44 compared to $0.52 for the same period in 1994, with 4,987,802 average shares outstanding for the three months ending March 31, 1995 and 1994, respectively.

NET INTEREST INCOME

     Net interest income, before provision for loan losses for the three months ended March 31, 1995, was $6,905,000, a $206,000, or a 3.08%
increase from $6,699,000 recorded for the same period of 1994.
The net interest differential for this period (the difference between the tax-equivalent yield on interest-bearing assets and the rate paid on interest-bearing liabilities)increased 16 basis points to 4.29%.
The tax-equivalent yield on earning assets increased from 7.89% in 1994 to 8.32%, or 43 basis in 1995 while the rate paid on interest-bearing liabilities increased only 27 basis points to 4.04%.

     The net yield (fully taxable equivalent) on earning assets increased 20 basis points in 1995 to 4.85% compared to 4.65% in 1994.
Yields on loans, taxable investment securities and fed funds sold increased 13, 21, and 202 basis points, respectively, while the yield on non-taxable securities decreased by a slight 11 basis points.
Rates paid on demand deposits and savings decreased 3 and 18 basis points, respectively, while rates on large denomination and other time deposit rates increased 43, and 35 basis points, respectively. The rate paid on short-term borrowings increased 219 basis points with long-term debt in 1995 with an average rate of 7.49% that did not exist in 1994.


OTHER INCOME AND EXPENSES

     Total other income decreased $584,000 or 36.61% to $1,011,000 due largely to net security losses during in 1995 of $40,000 compared to net security gains of $672,000 in 1994. As mentioned previously, the majority of the 1994 security gains was from a $513,000 gain by one affiliate bank from the sale of bonds which were in default and had been previously written down. Service charges on deposit accounts increased by $62,000, or 13.87%. Other operating income increased $37,000 partially due to approximately $16,000 in gains on sales of foreclosed properties.

     Other expenses increased $194,000 or 4.20% over March 31, 1994.
Salaries increased 4.46%, or $82,000 and employee benefits decreased $46,000 or 8.66%. The most significant changes in other operating expenses were an increase in data processing fees of $70,000 and an incrase in bank franchise tax of $40,000 along with a substantial decrease of $172,000 in legal fees following the settlement of a suit which had been pending and accrued for in 1994. Occupancy and furniture and fixtures costs remained at basically the same level. Less significant increases and decreases account for the difference.

INVESTMENTS, LOANS, AND DEPOSITS

     Net loans increased $3,983,000 or 1.10%, investments decreased
$9,941,000 or 3.95%, fed funds sold decreased $287,000 or 1.66%, with an decrease in total assets of $5,250,000 or 0.80% over December 31, 1994. Demand deposits, large denomination certificates and other time deposit increased 1.92%, 8.94%, and 1.94%, respectively. Interest-bearing demand and savings decreased by 3.68% and 9.03%, respectively, from December 1994. Short-term debt which includes fed funds purchased, repurchase agreements and short-term borrowings decreased $3,808,000 over year end 1994.


ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses on March 31, 1995, was $5,998,000 compared to $5,844,000 at December 31, 1994, and $5,372,000 at March 31, 1994. The ratio of allowance for loan and lease losses to total loans net of unearned income was 1.62% at March 31, 1995. Charge-offs were $168,000 for the first three months of 1995 compared to $117,000 for the same period in 1994. Recoveries of $134,000 were booked in the first three months of 1995; $170,000 in 1994. Management believes the allowance is adequate at the March 31, 1995 level, after making provisions during the year of $188,000.


CAPITAL RESOURCES

     Total stockholders equity or capital amounted to $63,919,000 at March 31, 1995. The leverage ratio at March 31, 1995 was 10.24%.


LIQUIDITY AND INTEREST SENSITIVITY

     Almost the entire deposit base is made up of core deposits with only 8.72% of total deposits composed of certificates of deposit of $100,000 and over. At March 31, 1995, federal funds and investment securities maturing within one year amounted to $33,049,000, or 5.88% of total deposits. In addition, $74,700,000 of investment securities or 13.29% of deposits, mature within the 1-5 year range.

     The policy of Premier is to maintain the relationship between rate-sensitive assets and rate-sensitive liabilities which will best maximize future profit levels, given existing expectations of interest rate movements.

                   PART II.  OTHER INFORMATION



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


                                   PREMIER BANKSHARES CORPORATION


Date:   March 15, 1995      BY      /s/ James R.Wheeling
                                    James R. Wheeling,President


Date:   March 15, 1995      BY       /s/ Ellen Simpson
                                     Ellen Simpson, Secretary
                                     (Accounting Officer)