Form 10-Q/A
period 1995-06-30
PREMIER BANKSHARES CORP
filed 1995-08-21
CIK 797541

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from
_____________________to____________________

For Quarter Ended    Commission file number     0-15729

                  PREMIER BANKSHARES CORPORATION
      (Exact name of registrant as specified in its charter)

          VIRGINIA                                     54-1377250
     State or other jurisdiction of             (I. R. S. Employer)
     incorporation or organization              Identification No.)

     29 College Drive
     P. O. Box 1199, Bluefield, VA         24605
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code  (703) 322-2242

____________________________________________________________________________
                    (Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995.

Common stock, $2 par value - 4,987,802 shares.

                              INDEX

                                                      Page No.
Part I.  Financial Information:
    Item 1.   Financial Statements
              Consolidated Balance Sheets -
              June 30, 1995 and December 31, 1994         3
              Consolidated Statements of Income -
                Six Months June 30, 1995 and 1994         4
              Consolidated Statements of
                Stockholders' Equity - Six Months
                 Ended June 30, 1995 and 1994             5
              Consolidated Statements of Cash Flows
                Six Months Ended June 30,
                1995 and 1994                             6
              Notes to Consolidated Financial
              Statements                                7-10
              Supplemental Financial Data
              (Tables I-III)                            11-13

    Item 2.  Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations                      14-15

Part II.  Other Information:
    Item 1.   Legal Proceedings                          16
    Item 2.   Changes in Securities                      16
    Item 3.   Defaults Upon Senior Securities            16
    Item 4.   Submission of Matters to a Vote of         16
    Item 5.   Security Holders Other Information         16
    Item 6.   Exhibits and Reports on Form 8-K           16

ITEM 1.   FINANCIAL INFORMATION:

         PREMIER BANKSHARES CORPORATION AND AFFILIATES
                  CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars)
                                                 June 30,  December 31,
                                                 1995          1994
ASSETS:
Cash and Due From Banks                    $   30,123  $     19,475
Interest-bearing Deposits in Banks
Securities Held to Maturity (Approximate
Market Value                                   98,883        88,766
  $99,149 in 1995, $85,153 in 1994)
Securities Available for Sale (Amortized      147,172       142,682
Cost $149,586 in 1995, $151,980 in 1994)       56,004        17,240
Federal Funds Sold
Loans, Net of Unearned Income of $6,014       384,340       360,860
in 1995, $6,554 in 1994    and Allowance       16,013        14,259
for Loan Losses of $5,849 in 1995 and          22,154        11,911
$5,844 in    1994
Bank Premises and Equipment
Other Assets
      TOTAL ASSETS                         $  754,689  $    655,193
LIABILITIES:
Deposits:
  Demand                                  $    74,768        63,784
  Interest-bearing Demand                      78,356        67,518
  Savings                                     148,735       160,323
  Large Denomination Certificates
    of Deposit                                 55,307        44,978
  Other Time                                  298,771       232,807
         TOTAL DEPOSITS                    $  655,937  $    569,410
Short-term Debt                                17,158        21,377
Other Liabilities                               4,938         2,213
Long-term Debt                                  8,900         1,900
        TOTAL LIABILITIES                  $  686,933  $    594,900
SHAREHOLDERS' EQUITY:
Capital Stock-Common-$2 Par
  10,000,000 Authorized; 4,987,802
  Shares Issued in 1995 and 1994           $    9,975  $      9,975
Surplus                                        22,029        22,029
Undivided Profits                              37,294        34,501
Net Unrealized Loss on Securities             (1,542)       (6,212)
      TOTAL STOCKHOLDERS' EQUITY           $   67,756  $     60,293
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY               $  754,689  $    655,193

[FN]
Notes to financial statements are an integral part of these statements.

              PREMIER BANKSHARES CORPORATION AND AFFILIATES
                    CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands of Dollars)

                                  Three Months Ended  Six Months Ended
                                       June 30,           June 30,
                                     1995     1994    1995      1994
INTEREST INCOME:
Loans and Fees                    $ 9,246  $ 7,965 $  17,979 $   15,865
Federal Funds Sold                    501      169       730        466
Money Market Deposits                            9                   20
Securities Held to Maturity         1,542      993     2,501      2,374
Securities Held for Sale            1,749    2,710     4,027      4,819
     Total Interest Income        $ 13,038 $ 11,846 $ 25,237  $  23,544
INTEREST EXPENSE:
Demand Deposits                   $   489  $   444  $   951   $     884
Savings Deposits                    1,185    1,475    2,419       3,032
Large Denomination Certificates
  of Deposit                          672      560    1,262       1,089
Other Time Deposits                 3,387    2,426    6,137       4,785
Short-term Debt                       256      154      477         268
Long-term Debt                         82               119
     Total Interest Expense       $ 6,071  $ 5,059 $ 11,365   $  10,058
     Net Interest Income          $ 6,967  $ 6,787 $ 13,872   $  13,486

ADDITION TO ALLOWANCE FOR LOAN
AND LEASE LOSSES                     127      156       315         248
  Net Interest Income After
  Addition to Allowance for
  Loan and Lease Losses           $ 6,840 $ 6,631 $  13,557   $  13,238
OTHER INCOME:
Service Charges on Deposit
  Accounts                        $ 547   $  511  $  1,056    $     958
Trust Department Income              78       35       117           70
Other Service Charges,
  Commissions and Fees              396      369       782          730
Other Operating Income               94       60       211          140
Security Gains (Losses)            (113)      10     (153)          682
     Total Other Income           $ 1,002 $  985  $  2,013    $   2,580

OTHER EXPENSES:
Salaries                          $ 2,026 $ 1,879 $  3,948    $  3,719
Employee Benefits                     500     516      985       1,047
Occupancy Expenses                    195     217      420         444
Furniture and Equipment Expenses      292     249      591         539
Other Operating Expenses            2,164   1,852    4,051       3,588
     Total Other Expense          $ 5,177 $ 4,713 $  9,995    $  9,337

Income Before Income Taxes        $ 2,665  $ 2,903 $ 5,575    $  6,481

Applicable Income Taxes               677      686   1,385       1,649

     Net Income                   $ 1,988  $ 2,217 $ 4,190    $  4,832

NET INCOME PER SHARE              $  0.40  $  0.45 $  0.84    $   0.97
CASH DIVIDENDS PER SHARE          $  0.14  $  0.11 $  0.28    $   0.22

[FN]
The notes to financial statements are an integral part of these statements.

           PREMIER BANKSHARES CORPORATION AND AFFILIATES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In Thousands of Dollars)

                                                  Six Months Ended
                                                      June 30,
                                                  1995       1994
Balance at Beginning of Year                  $   60,293  $  59,769
Net Income                                         4,190      4,832
Cash Dividends Declared                          (1,396)    (1,150)
Change in Valuation Allowance for
  Securities                                       4,669    (3,736)
Balance at End of Period                      $   67,756  $  59,715


[FN]
The notes to financial statements are an integral part of these statements.

            PREMIER BANKSHARES CORPORATION AND AFFILIATES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In Thousands of Dollars)
                                    Three Months Ended  Six Months Ended
                                          June 30,          June30,
                                       1995     1994     1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                          $   1,988 $  2,217 $  4,190   $ 4,832
 Adjustments to Reconcile to
 Net Income to Cash Provided by
 Operating Activities:
 Depreciation and Amortization
   of Premises and Equipment              247      215      488       446
 Provision for Loan Losses                127      156      315       248
   Amortization of:
 Goodwill and Intangibles                 149       67      221       128
 Premiums and Accretion of
   Discounts, Net                         115      129      230       256
 Security Gains (Losses)                 (193)     (10)     153      (682)
 Increase in Other Assets              (9,963)    (551) (10,460)     (977)
 Increase in Other Liabilities            484   (2,521)   2,725    (1,833)
  Net Cash Provided by Operating
    Activities                      $ (7,046)  $ (298) $ (2,138)  $ 2,418

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (Increase) Decrease in
    Temporary Investments           $(39,051) $10,671 $ (38,764) $25,948
    Sale of Securities
       Available for Sale              6,355    2,362    11,616    7,403
    Maturities of Securities
       Available for Sale              1,784   13,737    5,471    27,536
    Purchase of Securities
       Available for Sale            (15,730) (14,535) (17,215)  (48,086)
    Maturities of Securities
      Held to Maturity                 3,033      464    7,367     3,499
    Purchases of Securities
      Held to Maturity              (16,365)   (3,719) (17,560)  (21,590)
    Sale of Foreclosed Properties                                    483
    Net Increase in Customer Loans  (19,824)   (14,008)(23,795)  (17,239)
    Premises and Equipment
      Expenditures                   (2,577)     (440)  (2,866)     (583)
    Sales of Premises and
      Equipment                         620         4      620         4
    Net Cash Used in Investing
      Activities                  $ (81,755) $ (5,464) $(75,126) $(22,625)

   CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Increase in Demand Deposits,
      Now and Savings Accounts    $  25,973 $    363 $  10,234 $  12,842
    Net Increase in Time Deposits    67,763    6,700    76,293     7,109
    Borrowings of Long-term Debt      7,000              7,000
    Payments on Long-term Debt          100
    Net Increase (Decrease) in
      Short-term Debt                  (411)     118    (4,219)    4,968
     Cash Dividends Paid               (698)    (621)   (1,396)   (1,150)
   Net Cash Provided by Financing
     Activities                   $  99,727 $  6,560 $  87,912 $  23,769
   Net Increase in Cash and
     Due From Banks               $  10,926 $    798 $  10,648 $   3,562
    CASH AND DUE FROM BANKS:
     Beginning                        19,197   17,821    19,475    15,057
     Ending                        $  30,123 $ 18,619 $  30,123 $  18,619
   Supplemental Disclosures of
   Cash Flow Information:
     Cash Payments for Interest Paid:
     To Depositors                 $   4,598 $ 20,697 $  10,838 $  9,859
     On Federal Funds Purchased and
      Securities                   $     224 $    658 $    392    $  266
     Sold Under Agreement to
      Repurchase                   $          $  2,475 $    988 $  1,487

  [FN]
  The notes to financial statements are an integral part of these statements.

            PREMIER BANKSHARES CORPORATION AND AFFILIATES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.   General

    The consolidated statements include the accounts of Premier and its affiliates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 1995, and December 31, 1994, and the results of operations and cash flows for the six months ended June 30, 1995 and 1994.

    The results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

  2.   Investment Securities

       Carrying amounts and fair values of securities being held to maturity are summarized as follows:


                                                       June 30, 1995
                                                Gross      Gross      Estimated
                                     Amortized  Unrealized Unrealized Market
                                      Cost      Gains      Losses     Value
                                            (In Thousands of  Dollars)
       U.S. Government Agencies and
          Corporations              $ 9,996     $      6    $  143   $   9,859
       Obligations of States and
       Political Subdivisions         75,330       1,163       475      76,018
       Corporate Securities            2,060           2         4       2,058
       Mortgage-backed Securities     11,497                   283      11,214
                                    $ 98,883     $ 1,171    $  905   $  99,149

                                                      December 31, 1994
                                                 Gross      Gross      Estimated
                                       Amortized Unrealized Unrealized Market
                                       Cost      Gains      Losses     Value
                                             (In Thousands of Dollars)

     U.S. Government Agencies and
       Corporations                     $   6,003   $       $  613    $  5,390
     Obligation of States and Political
       Subdivisions                        70,712     798    2,698      68,812
     Corporate Securities                     449               23         426
     Mortgage-backed Securities            11,602       8    1,085      10,525
                                        $  88,766   $ 806   $ 4,419   $ 85,153

       Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                       June 30, 1995
                                                  Gross      Gross     Estimated
                                       Amortized  Unrealized Unrealized Market
                                           Cost   Gains      Losses     Value
                                                    (In Thousands of Dollars)
       U.S. Treasury Securities      $   17,582  $177 $        73 $     17,686
       U.S. Government Agencies and
          Corporations                   34,106    59         342       33,823
       Obligations of States and
          Political Subdivisions          4,595    37           3        4,629
       Corporate Securities               6,031    17          19        6,029
       Mortgage-backed Securities        79,376    23       2,012       77,387
       Marketable Equity                  1,596     1         153        1,444
       Other Debt Securities              6,300     2         128        6,174
                                     $  149,586 $ 316     $ 2,730    $ 147,172

                                                    December 31, 1994
                                                 Gross      Gross      Estimated
                                      Amortized  Unrealized Unrealized Market
                                      Cost       Gains      Losses     Value

                                            (In Thousands of Dollars)

       U.S. Treasury Securities      $  23,040 $ 29 $       472      $ 22,597
       U.S. Government Agencies and
        Corporations                    39,844    2       2,852        36,994
       Obligations of States and
        Political Subdivisions           7,285   47         137         7,195
       Corporate Securities              3,885   27         146         3,766
       Mortgage-backed Securities       74,643    8       5,519        69,132
       Marketable Equity                 1,596              222         1,374
       Other Debt Securities             1,687               63         1,624
                                    $  151,980 $113     $ 9,411     $ 142,682

                                            Six Months Ended
                                                June 30,
                                          1995           1994
                                          (In Thousands of Dollars)
       Gross proceeds from sales of Securities $    11,922     $ 7,403
       Gross Gains on Sale of Securities       $        30     $   682
       Gross Losses on Sale of Securities              183
         Net Securities Gains (Losses)         $     (153)     $   682

           PREMIER BANKSHARES CORPORATION AND AFFILIATES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.   Loans
     The following is a summary of loans outstanding at the end of the periods indicated:

                                             June 30,      December 31,
                                               1995            1994
                                            (In Thousands of Dollars)
    Commercial, Financial, and Argicultural $  131,252  $     116,506
    Real Estate - Construction                   8,620          8,654
    Real Estate - Mortgage                     151,919        151,972
    Loans to Individuals                       101,179         94,520
    Others                                       3,233          1,606
                                               396,203        373,258
    Less Unearned Income                       (6,014)        (6,554)
                                               390,189        366,704
    Less Allowance for Loan and Lease          (5,849)        (5,844)
    Losses
                                          $    384,340  $     360,860

     The following schedule summarizes the changes in the allowance for loan and lease losses:


                                June 30,    June 30, December 31,
                                  1995        1994     1994
                                    (In Thousands of Dollars)
     Balance, Beginning         $  5,844    $  5,227   $  5,226
     Provision Charged Against
      Income                         315         247      1,144
     Recoveries                      211         234        446
     Loans Charged Off              (521)       (299)      (972)
     Balance, Ending            $  5,849    $  5,409   $  5,844

     Nonperforming assets consist of the following:

                                 June 30,   December 31,
                                 1995       1994
                                (In Thousands of Dollars)
[S]                               [C]           [C]

     Nonaccrual Loans           $ 3,083      $  3,018
     Restructured Loans             781         1,172
     Nonperforming Loans          3,864         4,190
      Foreclosed Properties         945           677
     Nonperforming Assets       $ 4,809      $  4,867


     Total loans past due 90 days or more and still accruing were $294 on June 30, 1995 and $711 on December 31, 1994.


PREMIER BANKSHARES CORPORATION AND AFFILIATES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



4.      Short-term Debt
       Short-term debt consists of the following:
                                          June 30,    December 31,
                                             1995        1994

                                          (In Thousands of Dollars)

   Federal Funds Purchased and Securities Sold
    Under Agreements to Repurchase        17,158         19,877
    Other Short-term Borrowing                            1,500

         Total Short-term Debt        $   17,158       $ 21,377


5.      Long-term Debt

                                             June 30,    December 31,
                                               1995        1994
                                          (In Thousands of Dollars)

    Note Dated 4/28/95 @ 7.187%
      Quarterly Installments - $450,000      $  7,200
    Note Dated 9/16/94 @ 7.60%
      Quarterly Installments - $100,000      $  1,700     $  1,900

         Total Long-term Debt                $  8,900     $  1,900


6.      Earnings Per Share
      Earnings per share are computed on the weighted average common shares outstanding of 4,987,802 for both the three and six months ended June 30, 1994 and 1995, respectively.


7.      Capital Requirements
      A comparison of the Company's capital as of June 30, 1995 with the minimum requirements is presented below.


                                                Minimum
                           Actual            Requirements
    Tier I Risk-based       11.88 %            4.00 %
    Capital
    Total Risk-based        13.07 %            8.00 %
    Capital
    Leverage Ratio           7.74 %            4.00 %


8.   Branch Acquisitions
          In June 1995, the Company acquired seven branches from NationsBank of which six branches were settled within the second quarter of 1995. These acquisitions were accounted for under the purchase method of accounting. The purchase prices were allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the date of consummation. The intangibles are being amortized on a straight-line basis over their respective lives.

                                                                     TABLE I

Consolidated Selected Financial Data
(Amounts in thousands, except per share data)
                                                      1995

                                                    Second      First
                                                   Quarter      Quarter
Interest Income                                $    13,038  $   12,199
Interest Expense                                     6,071       5,294
Net Interest Income                                  6,967       6,905
Provision for Loan Losses                              127         188
Net Income                                           1,988       2,202
Per Share Data:
  Net Income                                          0.40        0.44
  Cash Dividends Paid                                 0.14        0.14
Total Average Stockholders'Equity              $    62,968  $   59,938
Total Average Assets                           $   681,947  $  653,074
Ratios:
  Average Stockholders'Equity
   to Total Average Assets                            9.23 %      9.18 %
  Retirm on Average Equity                           12.63 %     14.70 %
  Return on Average Assets                            1.17 %      1.35 %


                                                 1994
                           Fourth      Third        Second        First
                          Quarter      Quarter      Quarter      Quarter
Interest Income        $    12,232  $   12,059  $   11,930  $    11,671
Interest Expense             5,210       5,042       5,056        4,999
Net Interest Income          7,022       7,017       6,874        6,672
Provision for Loan
  Losses                       441         456         155           92
Net Income                   1,974       2,197       2,255        2,580
Per Share Data:
  Net Income                  0.40        0.44        0.45         0.52
  Cash Dividends Paid         0.14        0.12        0.11         0.11
Total Average
Stockholders' Equity   $    60,583  $   61,215  $   59,664  $    59,349
Total Average Assets   $   655,553  $  656,902  $  666,663  $   652,270
Ratios:
  Average
Stockholders' Equity
to Total Average Assets       9.24  %     9.32  %     8.95  %      9.10  %
Return on Average Equity     13.03  %    14.36  %    15.12  %     17.39  %
Return on Average Assets      1.20  %     1.34  %     1.35  %      1.58  %

                                                                  TABLE II
DISTRIBUTION OF ASSETS, LIABILITIES, STOCKHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL

The following schedule presents the condensed consolidated average balance sheets and the average rates earned and paid by Premier and its affiliates on a fully taxable equivalent basis assuming a 34% tax rate for the six months ended June 30, 1995 and 1994. Nonaccruing loans are included in the total loans.

                                          1995                    1994
                          Average   Interest   Yield/  Average Interest  Yield
                          Balance   And Fees   Rate    Balance And Fees  Rate
                                    (In Thousands of Dollars)
Assets
Interest-earning Assets:
  Loans and Leases      $ 374,508 $  17,979    9.60  % $ 342,727 $15,865  9.26%
  Taxable Investment
    Securities            150,794     4,608    6.11      179,867   5,276  5.87
  Nontaxable Investment
   Securities              72,423     2,909    8.03       72,222   2,905  8.04
  Interest-bearing Deposits
   with Other Banks                                          410      20  9.76
  Federal Funds Sold and
   Securities Purchased Under
   Agreements to Resell    25,392       730    5.75       27,462     466  3.39
    Total Interest-earning
      Assets            $ 623,117  $ 26,226    8.42 %  $ 622,688 $ 24,532 7.88 %

Noninterest-earning Assets:
  Cash and Noninterest-
    bearing Deposits    $ 24,626                       $  18,362
  Premises and Equipment,
    Net                    14,508                         11,245
  Other Assets             11,230                         11,719
  Less Allowance for Loan and
   Lease Losses            (5,969)                        (5,352)
    Total Assets        $ 667,512                      $ 658,662

Liabilities and Stockholders'Equity
Interest-bearing Liabilities:
  Demand Deposits       $ 68,188 $   951    2.79 %     $63,672  $ 884   2.78  %
  Savings Deposits       148,735   2,419    3.25       180,011  3,032   3.37
  Large Denomination Certificates
   of Deposits            50,055   1,262    5.04        48,483  1,089   4.49
  Other Time Deposits    249,035   6,137    4.93       218,933  4,785   4.25
  Short-term Borrowings   17,731     477    5.38        17,862    268   2.84
  Long-term Debt           4,292     119    5.55
    Total Interest-bearing
      Liabilities      $ 538,036 $11,365    4.22 %    $535,906 $10,058  3.75 %
Liabilities
Noninterest-bearing
Liabilities:
  Demand Deposits         70,086                        59,980
  Other Liabilities      (2,065)                         4,705
Stockholders' Equity     61,455                         58,017
    Total Liabilities and
Stockholders' Equity   $667,512                      $658,662
Net Interest Differential                    4.20 %                     4.13 %
Net Interest Earnings            $14,861                         $14,474
Net Yield on Interest-earning
  Assets                                      4.77 %                    4.65 %

                                                                 TABLE III

A summary of the increases and decreases of the items included in the Consolidated Statements of Income are shown below:

                                   Net Increases (Decreases)
                                  Three Months Ended  Six Months Ended
                                       June  30,           June  30,
                                    1995  and 1994      1995  and 1994
                                  (In Thousands of Dollars)
                                   Amount   Percent    Amount  Percent
INTEREST INCOME:
  Interest and Fees on Loans      $ 1,281     16.08 % $ 2,114    13.32 %
  Federal Funds Sold                  332    196.45 %     264    56.65 %
  Money Market Deposits                (9)      N/A %     (20)     N/A %
  Interest on Investments Held to
   Maturity Nontaxable                549    55.29 %      127     5.35 %
  Interest on Securities Held for
    Sale, Taxable                    (961)  (35.46)%     (792)  (16.43)%
       Total Interest Income        1,192    10.06 %    1,693     7.19 %

INTEREST EXPENSE:
  Demand Deposits                      45    10.14 %        67     7.58 %
  Savings Deposits                   (290)  (19.66)%      (613)  (20.22) %
  Large Denomination Certificates
    of Deposits                       112    20.00 %       173    15.89 %
  Other Time Deposits                 961    39.61 %     1,352   28.25 %
  Short-term Debt                     102    66.23         209   77.99%
  Long-term Debt                       82      N/A         119     N/A
    Total Interest Expense          1,012    20.00 %     1,307    12.99 %
    Net Interest Income              180      2.65 %       386     2.86 %

ADDITION TO ALLOWANCE FOR LOAN
LEASE LOSSES                         (29)    (18.59) %       67    27.02 %
    Net Interest Income After
     Addition to Allowance for
     Loan and Lease Losses           209      3.15 %      319     2.41 %

OTHER INCOME:
  Service Charges on Deposit
   Accounts                           36      7.05 %       98    10.23 %
  Trust Department Income             43    122.86 %       47    67.14 %
  Other Service Charges,
   Commissions and Fees               27      7.32 %       52     7.12 %
  Other Operating Income              34     56.67 %       71    50.71 %
  Security Gains (Losses)           (123)      N/A %    (835)      N/A %
    Total Other Income                17      1.73 %    (567)  (21.98) %

OTHER EXPENSES:
  Salaries                           147      7.82 %      229     6.16 %
  Employees Benefits                 (16)    (3.10)%     (62)   (5.92) %
  Occupancy Expenses                 (22)   (10.14)%     (24)   (5.41) %
  Furniture and Equipment
    Expenses                         43      17.27%        52     9.65 %
  Other Operating Expenses           312     16.84%       463    12.90%

    Total Other Expense              464      9.85%       658     7.05 %
    Income Before Income Taxes      (238)    (8.20)%     (906)  (13.98) %
    Applicable Income Taxes           (9)    (1.31)%     (264)  (16.01) %

NET INCOME                         $(229)   (10.33)% $   (642)  (13.29) %

ITEM 2.   MANAGEMENT'S DISCUSSION:

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Premier's non-bank subsidiaries, Premier Bank Services Corporation and Professional Financial Services of Virginia, Inc. remain inactive. Premier formed a new non-bank trust subsidiary, Premier Trust Company in January 1995 which is now operating. In addition, Premier acquired the former Dickenson-Buchanan Bank located in Clintwood, Virginia at year-end 1994 using the pooling-of-interest method of accounting. Prior year financial data reflects this purchase. Premier recorded six of the seven branches purchased from Nationsbank, adding approximately $105,000,000 in assets during the second quarter 1995.

EARNINGS PERFORMANCE

      Net income for the first six months of 1995 was $4,190,000, a $642,000 or 13.29% decrease over the $4,832,000 earned for the same period in 1994 due largely to a decrease in security gains of $835,000. One affiliate bank during the first quarter of 1994 disposed of bonds backed by the failed Executive Life Insurance Company, which were in default and had previously been written down, adding approximately $513,000 in security gains; $339,000, net of the tax effect. On a per share basis, net income for the first six months of 1995 decreased to $0.84 compared to $0.97 for the same period in 1994, with 4,987,802 average shares outstanding for the six months ending June 30, 1995 and 1994, respectively.

NET INTEREST INCOME

      Net interest income, before provision for loan losses for the six months ended June 30, 1995, was $13,872,000, a $386,000, or 2.86%
increase from $13,486,000 recorded for the same period of 1994. The net interest differential for this period (the difference between the tax-equivalent yield on interest-bearing assets and the rate paid on
interest-bearing liabilities) increased 7 basis points to  4.20%.   The
tax-equivalent yield on earning assets increased from 7.88% in 1994 to 8.42%, or 54 basis points in 1995 while the rate paid on interest-bearing liabilities increased 47 basis points to 4.22%.

      The net yield (fully taxable equivalent) on earning assets increased 12 basis points in 1995 to 4.77% compared to 4.65% in 1994. Yields on loans and fed funds sold increased 34 and 236 basis points while  the  yield on taxable investment securities increased  24  basis
points  and  the yield on nontaxable remained the same.   Average  rates
paid on demand deposits remained the same while savings decreased 12 basis points. Rates on large denomination and other time deposit rates increased 55, and 68 basis points, respectively. The rate paid on short-term borrowings increased 254 basis points. Also, long-term debt was outstanding in 1995 with and average rate of 5.55% that did not exist in 1994.


OTHER INCOME AND EXPENSES

      Total other income decreased $567,000 or 21.98% to $2,013,000 due largely to net security losses in 1995 of $153,000 compared to net security gains of $682,000 in 1994. As mentioned previously, the majority of the 1994 security gains was from a $513,000 gain by one affiliate bank from the sale of bonds which were in default and had been previously written down. Service charges on deposit accounts increased by $98,000, or 10.23%, trust department income increased $47,000, and other service charges commissions and fees increased $52,000. Other operating income increased $71,000 largely due to an increase in gains on sales of foreclosed properties of $21,000 and an increase in safe deposit box income of $32,000.

      Other expenses increased $658,000 or 7.05% over June 30, 1994. Salaries increased 6.16%, or $229,000 and employee benefits decreased
$62,000  or  5.92%.  The  most significant changes  in  other  operating expenses were an increase in data processing fees of $156,000, increased stationary and supplies expense of $87,000, accounting and auditing expense of $81,000, and an increase in bank franchise tax of $43,000. There was a substantial decrease of $307,000 in legal fees between the first six months of 1995 when compared to the same period of 1994 following the settlement of a suit which had been pending and accrued for in 1994. Also, due to the branch acquisitions, amortization of goodwill increased $84,000 for the first six months of 1995 compared to 1994. Occupancy and furniture and fixtures costs increased $52,000 or 9.65%. Less significant increases and decreases account for the difference.

INVESTMENTS, LOANS, AND DEPOSITS

      Largely due to the purchase of six additional branches in the second quarter 1995, net loans increased $23,480,000 or 6.51%, investments increased $14,607,000 or 6.31%, fed funds sold increased $38,764,000 or 224.85%, with an increase in total assets of $99,496,000 or 15.19% for the first six months of 1995. Demand deposits, interest-bearing demand deposits, large denomination certificates and other time deposits increased 17.22%, 16.05%, 22.96%, and 28.33%, respectively. Savings decreased by 7.23% from December 1994. Short-term debt which includes fed funds purchased, repurchase agreements and short-term borrowings decreased $4,219,000 over year end 1994. Also, during the second quarter 1995, the parent company borrowed $7,200,000 to provide additional capital to two of its affiliates, thereby increasing long-term debt by $7,000,000 over December 1994.

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The allowance for loan and lease losses on June 30, 1995 was $5,849,000 compared to $5,844,000 at December 31, 1994, and $5,409,000 at June 30, 1994. The ratio of allowance for loan and lease losses to total loans net of unearned income was 1.50% at June 30, 1995. Charge-offs were $521,000 for the first six months of 1995 compared to $299,000 for the same period in 1994. Recoveries of $211,000 were booked in the first six months of 1995; $234,000 in 1994. Management believes the allowance is adequate at the June 30,1995 level, after making provisions during the year of $315,000.

CAPITAL RESOURCES

      Total stockholders equity or capital amounted to $67,756,000 at June 30, 1995. The leverage ratio at June 30, 1995 was 7.74%.

LIQUIDITY AND INTEREST SENSITIVITY

      Almost the entire deposit base is made up of core deposits with only 8.43% of total deposits composed of certificates of deposit of $100,000 and over. At June 30, 1995, federal funds and investment securities maturing within one year amounted to $73,462,000, or 11.20% of total deposits. In addition, $95,054,000 of investment securities or 14.49% of deposits, mature within the 1-5 year range.

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


                                   PREMIER BANKSHARES CORPORATION



Date: August 11, 1995              BY   /s/ James R. Wheeling
                                        James R. Wheeling,
President


Date: August 11, 1995              BY   /s/ Ellen Simpson
                                          Ellen Simpson, Secretary