Form 10-Q
period 1995-09-30
PREMIER BANKSHARES CORP
filed 1995-11-27
CIK 797541

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from
_____________________to____________________

For Quarter Ended   Commission file number     0-15729

                  PREMIER BANKSHARES CORPORATION
      (Exact name of registrant as specified in its charter)

          VIRGINIA                            54-1377250
 State or other jurisdiction of          (I. R. S. Employer)
 incorporation or organization            Identification No.)

     29 College Drive
     P. O. Box 1199, Bluefield, VA            24605
(Address of Principal Executive Offices)   (Zip Code)

Registrant's telephone number including area code  (540)322-2242

___________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995.

Common stock, $2 par value - 4,987,802 shares.

                              INDEX

                                                             Page
                                                             No.
Part 1. Financial Information:

   Item 1.    Financial Statements
              Consolidated Balance Sheets -
                 September 30, 1995 and December 31, 1994     3
                Consolidated Statements of Income -
                  Nine Months September 30, 1995 and 1994     4
                Consolidated Statements of
                  Stockholders' Equity - Nine Months
                   Ended September 30, 1995 and 1994          5
                Consolidated Statements of Cash Flows
                  Nine Months Ended September 30,
                  1995 and 1994                               6

                Notes to Consolidated Financial Statements   7-10
                Supplemental Financial Data (Tables I -     11-13
                III)
    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  14-15

Part II.  Other Information:

    Item 1.   Legal Proceedings                             16
    Item 2.   Changes in Securities                         16
    Item 3.   Defaults Upon Senior Securities               16
    Item 4.   Submission of Matters to a Vote of
               Security Holders                             16
    Item 5.   Security Holders Other Information            16
    Item 6.   Exhibits and Reports on Form 8-K              16

ITEM 1.   FINANCIAL INFORMATION:

         PREMIER BANKSHARES CORPORATION AND AFFILIATES
                  CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars)

                                           September 30, December 31,
                                                1995         1994
ASSETS:
Cash and Due From Banks                     $   25,086   $   19,475
Securities Held to Maturity (Approximate
Market Value
  $101,542 in 1995; $85,153 in 1994)           100,341       88,766
Securities Available for Sale (Amortized
Cost $160,085 in 1995 $151,980 in 1994)        157,986      142,682
Federal Funds Sold                              38,430       17,240
Loans, Net of Unearned Income of $5,819 in
 in 1995, $6,554 in 1994  and Allowance for
 Loan Losses of $5,635 in 1995 and
 $5,844 in 1994                                392,960      360,860
Bank Premises and Equipment                     16,194       14,259
Other Assets                                    23,263       11,911
      TOTAL ASSETS                          $  754,260   $  655,193
LIABILITIES:
Deposits:
  Demand                                    $   79,897       63,784
  Interest-bearing Demand                       82,032       67,518
  Savings                                      144,531      160,323
  Large Denomination Certificates
    of Deposit                                  52,093       44,978
  Other Time                                   306,910      232,807
         TOTAL DEPOSITS                     $  665,463   $  569,410
Short-term Debt                                 11,813       21,377
Other Liabilities                                5,726        2,213
Long-term Dept                                   1,600        1,900
TOTAL LIABILITIES                           $  684,602   $  594,900
SHAREHOLDERS' EQUITY:
Capital Stock-Common-$2 Par
  10,000,000 Authorized; 4,4987,802
  Shares Issued in 1994 -4,987,802          $    9,975   $    9,975
Surplus                                         22,029       22,029
Undivided Profits                               39,063       34,501
Net Unrealized Loss on Securities              (1,409)      (6,212)
      TOTAL STOCKHOLDERS' EQUITY            $   69,658   $   60,293
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                $  754,260   $  655,193

[FN]
Notes to financial statements are an integral part of these statements.

              PREMIER BANKSHARES CORPORATION AND AFFILIATES
                    CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands of Dollars)

                                    Three Months        Nine Months
                                       Ended               Ended
                                    September 30,      September 30,
                                     1995     1994     1995     1994
INTEREST INCOME:
Loans and Fees                    $ 9,836  $ 8,357 $ 27,815 $ 24,222
Federal Funds Sold                    719       80    1,449      546
Money Market Deposits                            2                22
Securities Held to Maturity           434      550    2,935    2,924
Securities Held for Sale            3,292    3,128    7,319    7,947

     Total Interest Income        $14,281  $12,117 $ 39,518 $ 35,661
INTEREST EXPENSE:
Demand Deposits                   $   552  $   453 $  1,503 $  1,337
Savings Deposits                    1,164    1,433    3,583    4,465
Large Denomination Certificates
  of Deposit                          759      489    2,021    1,578
Other Time Deposits                 4,113    2,477   10,250    7,262
Short-term Debt                       234      187      711      455
Long-term Debt                         34               153
     Total Interest Expense       $ 6,856  $ 5,039 $ 18,221 $ 15,097
     Net Interest Income          $ 7,425  $ 7,078 $ 21,297 $ 20,564

ADDITION TO ALLOWANCE FOR LOAN
AND LEASE LOSSES                               454     315      702
 Net Interest Income After Addition to
 Allowance for Loan and
  Lease Losses                    $ 7,425  $ 6,624 $ 20,982 $ 19,862
OTHER INCOME:
Service Charges on Deposit Accounts$  748  $   508 $  1,804 $  1,466
Trust Department Income                61      107      178      177
Other Service Charges,
 Commissions and Fees                 402      402   1,184    1,132
Other Operating Income                 44       48     255      188
Security Gains (Losses)                49     (15)   (104)      667
     Total Other Income           $ 1,304  $ 1,050 $ 3,317 $  3,630
OTHER EXPENSES:
Salaries                          $ 2,045  $ 1,926 $ 5,993 $  5,645
Employee Benefits                     547      601   1,532    1,648
Occupancy Expenses                    258      209     678      653
Furniture and Equipment Expenses      300      286     891      825
Other Operating Expenses            2,254    1,790   6,305    5,378
     Total Other Expense          $ 5,404  $ 4,812 $15,399 $ 14,149
Income Before Income Taxes        $ 3,325  $ 2,862 $ 8,900 $  9,343
Applicable Income Taxes               857      669   2,242    2,318
     Net Income                   $ 2,468  $ 2,193 $ 6,658 $  7,025
NET INCOME PER SHARE              $  0.49  $  0.44 $  1.33 $   1.41
CASH DIVIDENDS PER SHARE          $  0.14  $  0.12 $  0.42 $   0.34

[FN]
The notes to financial statements are an integral part of these statements.

           PREMIER BANKSHARES CORPORATION AND AFFILIATES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In Thousands of Dollars)

                                                Nine Months Ended
                                                   September 30,
                                                 1995       1994
Balance at Beginning of Year                  $  60,293  $  59,769
Net Income                                        6,658      7,025
Cash Dividends Declared                          (2,094)    (1,678)
Change in Valuation Allowance for
  Securities                                      4,801     (4,640)
Balance at End of Period                      $  69,658  $  60,476







[FN]

The notes to financial statements are an integral part of these statements.

            PREMIER BANKSHARES CORPORATION AND AFFILIATES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In Thousands of Dollars)

                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30,     September 30,
                                          1995    1994     1995    1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                          $   2,468 $ 2,193 $  6,658 $ 7,025
 Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
  Depreciation and Amortization of
   Premises and Equipment                  275     215      763     661
  Provision for Loan Losses                        454      315     702
  Amortization of:
   Goodwill and Intangibles                308      71      529     199
   Premiums and Accretion of Discounts,Net 244   (618)      474   (362)
   Security Gains(Losses)                 (49)      15      104   (667)
   Increase in Other Assets            (1,416)     109  (11,876)  (868)
   Increase in Other Liabilities           788     456    3,513 (1,379)
     Net Cash Provided by
       Operating Activities           $  2,618 $ 2,895 $    480 $ 5,311
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (Increase) Decrease in
  Temporary Investments               $ 14,574 $ (1,873) $(24,190) $ 24,075
  Sale of Securities Available for Sale  8,679    4,444    20,295    11,847
  Maturities of Securities
     Available for Sale                  9,374    3,477    14,845    31,013
  Purchases of Securities
   Available for Sale                  (28,464)   (8,844)  (45,679)  (56,930)
  Maturities of Securities Held
   to Maturity                           2,747    18,796    10,114    22,295
  Purchase of Securities Held
   to Maturity                          (1,670)    5,343   (19,230)  (16,247)
  Sale  of Foreclosed Properties                   (483)
  Net Increase in Customer Loans        (8,620)   (6,777)  (32,415)   (24,016)
  Premises and Equipment Expenditures     (472)     (347)   (3,338)      (930)
  Sales of Premises and Equipment           15        16       635         20
   Net Cash Used in
    Investing Activities              $ (3,837) $ 13,752 $  (78,963)  $ (8,873)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (Decrease) Increase in Demand
   Deposits,  Now and Savings Accounts   4,601    (4,990)    14,835       7,852
  Net Increase in Time Deposits          4,925    (4,334)    81,218       2,775
  Borrowings of Long-term Debt                                7,000
  Payments on Long-term Debt            (7,300)              (7,300)
  Net Increase (Decrease) in
    Short-term Debt                     (5,345)   (6,551)    (9,564)     (1,583)
     Cash Dividends Paid                  (699)     (530)    (2,095)     (1,680)
      Net Cash Provided by
        Finanicing Activities         $ (3,818) $(16,405) $  84,094    $ 7,364
        Net Increase in Cash and Due
          from Banks                  $ (5,037) $    242  $   5,611    $ 3,802
    CASH AND DUE FROM BANKS:
     Beginning                         30,123     18,619     19,475     15,059
     Ending                          $ 25,086   $ 18,861  $  25,086   $ 18,861
   Supplemental Disclosures of
   Cash Flow Information:
     Cash Payments for Interest Paid:
      To Depositors                  $  4,598   $ 30,744   $ 16,543   $ 14,201
     On Federal Funds Purchased and
      Securities Sold Under Agreement
      To Repurchase                  $    224   $ 1,139    $    714   $    425
       Income Taxes                  $          $ 3,827    $  1,655    $ 2,172

[FN]
  The notes to financial statements are an integral part of these statements.

            PREMIER BANKSHARES CORPORATION AND AFFILIATES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.   General

    The consolidated statements include the accounts of Premier and its affiliates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 1995, and December 31, 1994, and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994.

    The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

  2.   Investment Securities

       Carrying amounts and fair values of securities being held to maturity are summarized as follows:


                                                      September 30, 1995
                                                Gross       Gross      Estimated
                                     Amortized  Unrealized  Unrealized  Market
                                       Cost       Gains       Losses     Value
                                            (In Thousands of Dollars)
U.S. Government Agencies and
  Corporations                   $    11,495 $      6      $   101    $  11,400
Obligations of States and
  Political Subdivisions              76,136    1,584                    77,720
Corporate Securities                   1,755        2                     1,757
Mortgabe-backed Securities            10,575                   287       10,288
Other                                    380                     3          377
                                 $   100,341 $  1,592       $  391    $ 101,542

                                                 December 31, 1994

                                               Gross        Gross     Estimated
                                 Amortize    Unrealized   Unrealized   Market
                                   Cost        Gains        Losses      Value
                                             (In Thousands of  Dollars)
U.S. Government Agencies and
 Corporations                   $   6,003    $             $   613    $  5,390
Obligations of States and
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

       Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                               September 30, 1995
                                              Gross       Gross      Estimated
                                  Amortized  Unrealized   Unrealized    Market
                                    Cost       Gains        Losses       Value
                                             (In Thousands of Dollars)
U.S. Treasury Securities         $  14,593   $     49   $     15      $ 14,627
U.S. Government Agencies and
  Corporations                      50,747        104        228        50,623
Obligations of States and
  Political Subdivisions             4,857         2                     4,859
Corporate Securities                12,527        84           4        12,607
Mortgage-backed Securities          69,350                 1,824        67,526
Marketable Equity                    1,596                   163         1,433
Other Debt Securities                6,415         2         106         6,311
                                 $ 160,085  $    241     $ 2,340     $ 157,986

                                                  December 31, 1994
                                                  Gross    Gross     Estimated
                                   Amortized   Unrealized  Unrealized  Market
                                      Cost      Gains       Market     Value
                                             (In Thousands of Dollars)
U.S. Treasury Securities         $  23,040   $     29      $   472    $ 22,597
U.S. Government Agencies and
 Corporations                       39,844          2        2,852      36,994
Obligation of States and
 Political Subdivisions              7,285         47          137       7,195
Corporate Securities                 3,885         27          146       3,766
Mortgage-backed Securities          74,643          8        5,519      69,132
Marketable Equity                    1,596                     222       1,374
Other Debt Securities                1,687                      63       1,624
                                 $ 151,980   $    113       $9,411   $ 142,682

                                                 Nine Months Ended
                                                   September 30,
                                                  1995            1994
                                            (In Thousands of Dollars)
Gross proceeds from sales of securities        $   20,295       11,847
Gross Gains on Sale of Securities              $      107     $    682
Gross Losses on Sale of Securities                    211           15
  Net Securities Gains (Losses)                $    (104)     $    667

           PREMIER BANKSHARES CORPORATION AND AFFILIATES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.   Loans
     The following is a summary of loans outstanding at the end of the periods indicated:

                                        September 30,       December 31,
                                            1995                1994
                                           (In Thousands of Dollars)
    Commercial, Financial, and Agricultural $   133,253     $  116,506
    Real Estate - Construction                   10,411          8,654
    Real Estate - Mortgage                      157,021        151,972
    Loans to Individuals                        100,508         94,520
    Others                                        3,221          1,606
                                                404,414        373,258
    Less Unearned Income                        (5,819)        (6,554)
                                                398,595        366,704
    Less Allowance for Loan and Lease Losses    (5,635)        (5,844)
                                            $   392,960     $  360,860


     The following schedule summarizes the changes in the allowance for loan and lease losses:


                           Septemeber 30,    September 30,    December 31,
                               1995              1994          1994
                                     (In Thousands of Dollars)

Balance, Beginning              $ 5,844          $ 5,226          $ 5,226
Provision Charged
  Against Income                    315              704            1,144
Recoveries                          274              290              446
Loans Charged Off                 (798)            (587)            (972)
Balance, Ending                 $ 5,635          $ 5,633          $ 5,844


Nonperforming assets consist of the following:


                                      September 30,     December 31,
                                          1995              1994
                                      (In Thousands of Dollars)
Nonaccrual Loans                       $  2,737          $  3,018
Restructured Loans                          723             1,172
Nonperforming Loans                       3,460             4,190
 Foreclosed Properties                      738               677
Nonperforming Assets                   $  4,198          $  4,867

Total loans past due 90 days or more and still accruing were $520 on September 30, 1995 and $711 on December 31, 1994.






PREMIER BANKSHARES CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



4.   Short-term Debt
       Short-term debt consists of the following:

                                      September 30,      December 31,
                                         1995                 1994
                                         (In Thousands of Dollars)

Federal Funds Purchased and Securities
 Sold Under Agreements to Repurchase     11,813             19,877

Other Short-term Borrowing                                   1,500
Total Short-term Debt                    11,813             21,377


5.      Long-term Debt

                                         September 30,    December 31,
                                            1995             1994
                                          (In Thousands of Dollars)
Note Dated 9/16/94 @ 7.60%
 Quarterly Installments - $100,000       $  1,600         $  1,900
  Total Long-term Debt                   $  1,600         $  1,900


6.      Earnings Per Share
      Earnings per share are computed on the weighted average common shares outstanding of 4,987,802 for both the three and nine months ended September 30, 1994 and 1995, respectively.


7.      Capital Requirements
      A comparison of the Company's capital as of September 30, 1995 with the minimum requirements is presented below.


                                                              Minimum
                                          Actual            Requirements
Tier I Risk-based Capital                 12.10 %            4.00 %
Total Risk-based Capital                  13.23 %            8.00 %
Leverage Ratio                             8.00 %            4.00 %



8.   Branch Acquisitions
          In June 1995, the Company acquired seven branches from NationsBank of which six branches were settled in the second quarter of 1995, the seventh in the third quarter, 1995. These acquisitions were accounted for under the purchase method of accounting. The purchase prices were allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the date of consummation. The intangibles are being amortized on a straight-line basis over their respective lives.


                                                                     TABLE I

Consolidated Selected Financial Data
(Amounts in thousands, except per share data)

                                                       1995

                                        Third        Second       First
                                       Quarter      Quarter      Quarter
Interest Income                      $  14,281    $  13,038   $   12,199
Interest Expense                         6,856        6,071        5,294
Net Interest Income                      7,425        6,967        6,905
Provision for Loan Losses                               127          188
Net Income                               2,468        1,988        2,202
Per Share Data:
  Net Income                              0.49         0.40         0.44
  Cash Dividends Paid                     0.14         0.14         0.14
Total Average Stockholders'          $  68,803    $  62,968    $  59,938
Equity                               $ 755,186    $ 681,947    $ 653,074
Total Average Assets
Ratios:
  Average Stockholders'Equity
   to Total Average Assets                9.11 %       9.23 %       9.18 %
  Return on Average Equity               14.35 %      12.63 %      14.70 %
  Return on Average Assets                1.31 %       1.17 %       1.35 %



                                              1994
                              Fourth       Third        Second       First
                             Quarter      Quarter      Quarter      Quarter
Interest Income              12,232       12,059       11,930       11,671
Interest Expense              5,210        5,042        5,056        4,999
Net Interest Income           7,022        7,017        6,874        6,672
Provision for Loan Losses       441          456          155           92
Net Income                    1,974        2,197        2,255        2,580
Per Share Data:
  Net Income                   0.40         0.44         0.45         0.52
  Cash Dividends Paid          0.14         0.12         0.11         0.11
Total Average
Stockholders' Equity         60,583       61,215       59,664       59,349
Total Average Assets        655,553      656,902      666,663      652,270

Ratios:
Average Stockholders' Equity
 to Total Average Assets       9.24 %       9.32 %       8.95 %       9.10 %
Return on Average Equity      13.03 %      14.36 %      15.12 %      17.39 %
Return on Average Assets       1.20 %       1.34 %       1.35 %       1.58 %


                                                                  TABLE II
DISTRIBUTION OF ASSETS, LIABILITIES, STOCKHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL

The following schedule presents the condensed consolidated average balance sheets and the average rates earned and paid by Premier and its affiliates on a fully taxable equivalent basis assuming a 34% tax rate for the nine months ended September 30, 1995 and 1994. Nonaccruing loans are included in the total loans.

                                     1995                        1994
                           Average  Interest  Yield/   Average  Interest  Yield/
                           Balance  And Fees   Rate    Balance  And Fees   Rate
                           (In Thousands of Dollars)   (In Thousands of Dollars)
Assets
Interest-earning Assets:
 Loans and Leases          381,119   27,834   9.74 %   347,704   24,222   9.29 %
 Taxable Investment
  Securities               158,949    7,319   6.14     179,208    7,947   5.91
 Nontaxable Investment
  Securities                74,065    4,447   8.01      73,735    4,430   8.01
 Interest-bearing Deposits
  with Other Banks                                         322       22   9.11
 Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell      33,612    1,449   5.75      20,780      546   3.50

 Total Interest-earning
  Assets                   647,745   41,049   8.45 %   621,749   37,167   7.97 %

Noninterest-earning Assets:
 Cash and Noninterest-
  bearing Deposits          25,323                      18,566
 Premises and Equipment,
   Net                      15,042                      11,316
 Other Assets               14,923                      11,871
 Less Allowance for Loan and
  Lease Losses             (5,911)                     (5,408)

 Total Assets              697,122                     658,094


Liabilities and Stockholders' Equity

Interest-bearing Liabilities:
 Demand Deposits            72,728    1,503   2.76 %    64,016    1,337   2.78 %
 Savings Deposits          148,043    3,583   3.23     177,887    4,465   3.35
 Large Denomination
  Certificates of Deposit   51,470    2,021   5.24      46,455    1,578   4.53
  Other Time Deposits      267,665   10,250   5.11     226,369    7,262   4.28
  Short-term Borrowings     16,167      711   5.86      18,631      455   3.26
  Long-term Debt             4,204      153   4.85

  Total Interest-bearing
   Liabilities             560,277   18,221   4.34 %   533,358   15,097   3.77 %
Noninterest-bearing
 Liabilities:               73,302                      61,662
  Demand Deposits              458                       4,399
  Other Liabilities
Stockholders' Equity        63,085                      58,675

  Total Liabilities and
   Stockholders' Equity    697,122                     658,094

Net Interest Differential                     4.11 %                      4.20 %

Net Interest Earnings                22,828                      22,070

Net Yield on Interest-earning
  Assets                                      4.70 %                      4.73 %


                                                                 TABLE III

A summary of the increases and decreases of the items included in the Consolidated Statements of Income are shown below:


                                         Net Increases (Decreases)
                                  Three Months Ended     Nine Months Ended
                                    September  30,        September  30,
                                    1995  and 1994        1995  and 1994
                                         (In Thousands of Dollars)
INTEREST INCOME:                  Amount     Percent     Amount     Percent
 Interest and Fees on Loans       1,479       17.70 %    3,593        14.83 %
 Federal Funds Sold                 639      798.75 %      903       165.38 %
 Money Market Deposits              (2)         N/A %     (22)     (100.00) %
 Interest on Investments Held to
  Maturity Nontaxable             (116)     (21.09) %       11         0.38 %
 Interest on Securities Held for
  Sale, Taxable                     164        5.24 %    (628)       (7.90) %
     Total Interest Income        2,164       17.86 %    3,857        10.82 %

INTEREST EXPENSE:
 Demand Deposits                     99       21.85 %      166        12.42 %
 Savings Deposits                 (269)     (18.77) %    (882)      (19.75) %
 Large Denomination Certificates
  of Deposits                       270       55.21 %      443        28.07 %
 Other Time Deposits              1,636       66.05 %    2,988        41.15 %
 Short-term Debt                     47       25.13 %      256        56.26 %
 Long-term Debt                      34         N/A        153          N/A
     Total Interest Expense       1,817       36.06 %    3,124        20.69 %
     Net Interest Income            347        4.90 %      733         3.56 %

ADDITION TO ALLOWANCE FOR LOAN
 LEASE LOSSES                     (454)    (100.00) %    (387)      (55.13) %
 Net Interest Income After
  Addition to Allowance for
  Loan and Lease Losses             801       12.09 %    1,120         5.64 %

OTHER INCOME:
 Service Charges on Deposit
  Accounts                          240       47.24 %      338        23.06 %
 Trust Department Income           (46)     (42.99) %        1         0.56 %
 Other Service Charges,
  Commissions and Fees                                      52         4.59 %
 Other Operating Income             (4)      (8.33) %       67        35.64 %
 Security Gains (Losses)             64         N/A %    (771)          N/A %
    Total Other Income              254       24.19 %    (313)       (8.62) %

OTHER EXPENSES:
  Salaries                          119        6.18 %      348         6.16 %
  Employees Benefits               (54)      (8.99) %    (116)       (7.04) %
  Occupancy Expenses                 49       23.44 %       25         3.83 %
  Furniture and Equipment
   Expenses                          14        4.90 %       66         8.00 %
  Other Operating Expenses          464       25.92 %      927        17.24 %
    Total Other Expense             592       12.30 %    1,250         8.83 %
    Income Before Income Taxes      463       16.18 %    (443)       (4.74) %
    Applicable Income Taxes         188       28.10 %     (76)       (3.28) %

NET INCOME                          275       12.54 %    (367)       (5.22) %

ITEM 2.   MANAGEMENT'S DISCUSSION:

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Premier's non-bank subsidiaries, Premier Bank Services Corporation and Professional Financial Services of Virginia, Inc. remain inactive. Premier formed a new non-bank trust subsidiary, Premier Trust Company in January 1995 which is now operating. In addition, Premier acquired the former Dickenson-Buchanan Bank located in Clintwood, Virginia at year-end 1994 using the pooling-of-interest method of accounting. Prior year
financial  data  reflects  this  acquisition.   Premier   recorded    seven
branches purchased from Nationsbank, adding approximately  $116,000,000 in assets during the first three quarters 1995.

EARNINGS PERFORMANCE

      Net income for the first nine months of 1995 was $6,658,000, a $367,000 or 5.22% decrease over the $7,025,000 earned for the same period in 1994 due largely to a decrease in security gains of $771,000. One affiliate bank during the first quarter of 1994 disposed of bonds backed by the failed Executive Life Insurance Company, which were in default and had previously been written down, adding approximately $513,000 in security gains; $339,000, net of the tax effect. On a per share basis, net income for the first nine months of 1995 decreased to $1.33 compared to $1.41 for the same period in 1994, with 4,987,802 average shares outstanding for the three and nine months ending September 30, 1995 and 1994, respectively.

NET INTEREST INCOME

      Net interest income, before provision for loan losses for the nine months ended September 30, 1995, was $21,297,000, a $733,000, or 3.56%
increase from $20,564,000 recorded for the same period of 1994. The net interest differential for this period (the difference between the tax-equivalent yield on interest-bearing assets and the rate paid on interest-bearing liabilities) decreased 9 basis points to 4.11%. The tax-equivalent yield on earning assets increased from 7.97% in 1994 to 8.45%, or 48 basis points in 1995 while the rate paid on interest-bearing liabilities increased 57 basis points to 4.34%.

      The net yield (fully taxable equivalent) on earning assets decreased 3 basis points in 1995 to 4.70% compared to 4.73% in 1994. Yields on loans and fed funds sold increased 45 and 225 basis points while the yield on taxable investment securities increased 23 basis points and the yield on nontaxable remained the same. Average rates paid on demand deposits decreased by only 2 basis points while savings decreased 12 basis points. Rates on large denomination and other time deposit rates increased 71 and 83 basis points, respectively. The rate paid on short-term borrowings increased 260 basis points. Also, long-term debt was outstanding in 1995 with and average rate of 4.85% that did not exist in 1994.


OTHER INCOME AND EXPENSES

      Total other income decreased $313,000 or 8.62% to $3,317,000 due largely to net security losses in 1995 of $104,000 compared to net security gains of $667,000 in 1994. As mentioned previously, the majority of the 1994 security gains was from a $513,000 gain by one affiliate bank from the sale of bonds which were in default and had been previously written down. Service charges on deposit accounts increased by $338,000, or 23.06%, trust department income remained virtually the same, and other service charges commissions and fees increased $52,000, or 4.59%. Other operating income increased $67,000 largely due to an increase in gains on sales of foreclosed properties of $23,000 and an increase in safe deposit box income of $35,000.

OTHER INCOME AND EXPENSES (Continued)

      Other expenses increased $1,250,000 or 8.83% over September 30, 1994. Salaries increased 6.16%, or $348,000 and employee benefits decreased $116,000 or 7.04%. The most significant changes in other operating expenses were an increases in data processing fees of $257,000, increased stationary and supplies expense of $240,000, postage of $94,000, accounting and auditing expense of $77,000, and an increase in bank franchise tax of $143,000. There was a substantial decrease of $307,000 in legal fees in the first nine months of 1995 compared to the same period of 1994 following the settlement of a suit which had been pending and accrued for in 1994. Also, because of the adjustment of the FDIC rate, FDIC assessment decreased $290,000 over last year. Due to the branch acquisitions, amortization of goodwill increased $230,000 for the first nine months of 1995 compared to 1994. Occupancy and furniture and fixtures costs increased $91,000 or 6.16%. Less significant increases and decreases account for the difference.

INVESTMENTS, LOANS, AND DEPOSITS

      Largely due to the seven additional branches in 1995, net loans increased $32,100,000 or 8.90%, investments increased $26,879,000 or 11.61%, fed funds sold increased $21,190,000 or 122.91%, with an increase in total assets of $99,067,000 or 15.12% for the first nine months of 1995. Demand deposits, interest-bearing demand deposits, large denomination certificates and other time deposits increased 25.26%, 21.50%, 15.82%, and 31.83%, respectively. Savings decreased by 9.85% from December 1994. Short-term debt which includes fed funds purchased, repurchase agreements and short-term borrowings decreased $9,564,000 over year end 1994. Also, during the third quarter 1995, the parent company paid off $7,200,000 borrowed during the second quarter 1995 to provide additional capital to two of its affiliates.

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The allowance for loan and lease losses on September 30, 1995 was $5,635,000 compared to $5,844,000 at December 31, 1994, and $5,633,000 at September 30, 1994. The ratio of allowance for loan and lease losses to total loans net of unearned income was 1.41% at September 30, 1995. Charge-offs were $798,000 for the first nine months of 1995 compared to $587,000 for the same period in 1994. Recoveries of $274,000 were booked in the first nine months of 1995; $290,000 in 1994. Management believes the allowance is adequate at the September 30,1995 level with year to date provisions made of $315,000.


CAPITAL RESOURCES

      Total stockholders equity or capital amounted to $69,658,000 at September 30, 1995. The leverage ratio at September 30, 1995 was 8.00%.

LIQUIDITY AND INTEREST SENSITIVITY

      Almost the entire deposit base is made up of core deposits with only 7.83% of total deposits composed of certificates of deposit of $100,000 and over. At September 30, 1995, federal funds and investment securities maturing within one year amounted to $57,783,000, or 8.68% of total deposits. In addition, $111,057,000 of investment securities or 16.69% of deposits, mature within the 1-5 year range.

     The policy of Premier is to maintain the relationship between rate-sensitive assets and rate-sensitive liabilities which will maximize future profit levels, given existing expectations of interest rate movements.

                   PART II.  OTHER INFORMATION



Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders -None

Item 5.    Other Information  - None

Item 6.    Exhibits and reports on Form 8-K

           a)  Exhibits - None

           b)  Form 8-K - None

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PREMIER BANKSHARES CORPORATION


Date: November 13, 1995            BY    /s/ James R.Wheeling
                                      James R. Wheeling,President


Date: November 13, 1995            BY   /s/ Ellen Simpson
                                      Ellen Simpson, Secretary
                                        (Accounting Officer)