Form 10-K405
period 1995-12-31
PREMIER BANKSHARES CORP
filed 1996-03-29
CIK 797541

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549

                               FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995      Commission file no. Q-15729

                     PREMIER BANKSHARES CORPORATION
         (Exact name of registrant as specified in its charter)

             VIRGINIA                                      54-1377250
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization                  Identification No.)

      29 College Drive
         P. O. Box 1199
       Bluefield, Virginia                                  24605-1199
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code
(540) 322-2242

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and asked price as of March 11, 1996:

Common Stock, $2 par value - $105,794,266

The number of shares outstanding of the issuer's classes of common stock, as of March 11, 1996:

Common Stock, $2 par value -   6,650,083 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

     Registrant's proxy statement for the annual shareholders meeting to be held April 11, 1996 is incorporated by reference into Part III, Items 10, 11, 12 and 13.

                 PREMIER BANKSHARES CORPORATION

                  1995 FORM 10-K ANNUAL REPORT

                        TABLE OF CONTENTS

                                PART I
PAGE

Item 1. Business                                                   3
Item 2. Properties                                                 5
Item 3. Legal Proceedings                                          6
Item 4. Submission of Matters to a Vote of Security Holders        6
           Executive Officers of the Registrant                    7

                             PART II

Item 5. Market for the Registrant's Common Stock
            and Related Security Holder Matters                    8
Item 6. Selected Financial Data                                    8
Item 7. Management's Discussion and Analysis of
            Financial Condition and Results of Operation           9
Item 8. Financial Statements and Supplementary Data                32
Item 9. Disagreements on Accounting and Financial Disclosure       59


                            PART III

Item 10.     Directors and Executive Officers of the Registrant    64
Item 11.     Executive Compensation                                64
Item 12.     Security Ownership of Certain Beneficial Owners and
              Management                                           64
Item 13.       Certain Relationships and Related Transactions      64


                             PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                         65

Signatures                                                         66


PART I

ITEM 1.  BUSINESS

   Premier Bankshares Corporation ("Premier") was incorporated in May 1986 to operate as a bank holding company and acquired its first two bank subsidiaries, Bank of Speedwell, Inc. ("Speedwell"), and Tazewell National Bank ("TNB") in November 1986. Peoples Bank, Inc., ("Peoples") was acquired in July 1987 and Richlands National Bank ("RNB") in August 1987. Shawsville Bancorp, Inc., was merged into Premier on September 29, 1990, which added another subsidiary, Bank of Shawsville, Inc. ("Shawsville"). Bank of Speedwell and Bank of Shawsville were merged as of October 9, 1991, under the name Premier Bank, Inc. ("PBI"). Dickenson-Buchanan Bank ("D-B") was acquired effective December 31, 1994, adding three additional branches in Buchanan and Dickenson counties.

   Beginning in January 1995, D-B's name was changed to Premier Bank-North, Inc. , Peoples' name was changed to Premier Bank-Central, Inc., RNB's was changed to Premier Bank-Richlands, N.A., and TNB's name was changed to
Premier Bank, N. A.    Six branches were acquired in May and another in
July, 1995 from NationsBank and absorbed into Premier Bank-North, Inc., Premier Bank-Central, Inc. and Premier Bank, Inc. In July 1995, Premier
Bank-Richlands. N. A. was merged into Premier Bank, N.A.   Also, during mid-
1995, the three existing state chartered banks were converted to national bank charters. Premier Bank-North, Inc. became Premier Bank-North, N.A., Premier Bank-Central, Inc. became Premier Bank-Central, N. A. and Premier Bank, Inc. became Premier Bank-South, N.A. In November 1995, Premier Bank-North, N.A. was merged into Premier Bank-Central, N.A., reducing the number of banking subsidiaries to three: Premier Bank-South, N.A. ("Wytheville"), Premier Bank, N.A. ("Tazewell"), and Premier Bank-Central, N.A.
("Honaker").

   Premier's subsidiary banks offer a full range of banking services, including commercial, installment and real estate loans, as well as checking, savings, individual retirement accounts and certificates of deposit. The trust services previously offered at each bank through the administrative support of the trust department of TNB was consolidated at the end of 1994 through the formation of Premier Trust Company, a wholly-owned, non-bank subsidiary. Credit card operations and secondary mortgage services are housed at the parent company level but still technically licensed and operating under Premier Bank-South, N.A.

   Premier's philosophy allows its subsidiary banks to exercise a degree of independence under their respective boards of directors and officers, subject to accountability for financial condition and operating results. Premier believes that this preserves community contact and customer loyalty without sacrificing the centralized direction and operating efficiencies of a larger holding company. The principal role of Premier is to assist subsidiary banks with burdensome regulatory and administrative tasks, to coordinate activities, ensure common direction, and to supervise overall strategic and financial plans. Premier assists its bank subsidiaries in management of their investment and loan portfolios and coordinates pension, hospitalization, and other benefit plans for employees. Premier also performs item-processing and back-room operations for the subsidiary banks, assists in developing and coordinating auditing and marketing programs and performs certain accounting and planning functions for all subsidiaries.

   Premier Bank Services Corporation, a wholly-owned Virginia corporation, was chartered February 16, 1989 to process certain consumer loans for affiliate banks. Its Articles of Incorporation were amended in 1990 to allow it to sell insurance products. At December 31, 1995, this corporation is inactive.

   Shawsville Bancorp, Inc., had prevously formed a wholly-owned nonbank subsidiary, Professional Financial Services of Virginia, Inc., on March 2, 1987, to render accounting and tax return preparation services..
Professional Financial Services of Virginia, Inc. is presently inactive.

Competition

   Premier and its subsidiary banks face strong competition in their respective market areas from other commercial banks and savings institutions. In addition, they face competition for deposits from money market funds and similar investment vehicles. Certain of its competitors are branches of much larger statewide banks; others are subsidiaries of much larger bank holding companies.

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

   The primary federal and state banking agencies responsible for regulating the holding company and its subsidiaries are: Premier Bankshares Corporation and Premier Trust Company, the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions, respectively; Premier Bank-South, N.A., Premier Bank, N.A. and Premier Bank-Central, N.A., the Office of the Comptroller of the Currency, solely.

   Section 131 of the FDIC Improvement Act of 1991 (FDICIA) amends the Federal Deposit Insurance Act by adding a new Section 38 that restricts or prohibits certain activities and requires an insured institution to submit a capital restoration plan when it becomes undercapitalized. None of the above institutions have been required to submit a capital restoration plan, all are considered adequately or well capitalized. The FDIC's final rule, effective December 19, 1992 applies primarily to state-chartered banks and insured U.S. branches of foreign banks that are supervised by the FDIC, as well as to directors and senior executive officers of those institutions. Portions of the FDIC rule also apply to all insured depository institutions that are deemed to be "critically undercapitalized." The Federal Reserve Board, the Office of the Comptroller of the Currency and the Office of Thrift Supervision have adopted parallel rules for the institutions they supervise.


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

ITEM 2.  PROPERTIES

   Premier purchased its current headquarters building, located in Bluefield, Virginia, in October, 1994. Premier Trust Company shares the building with Premier.

   Tazewell owns its main office at Hillsboro Drive and Market Street, and the branch offices on West Main Street and in the Riverjack section, Tazewell, Virginia, and branch offices in the Towns of Bluefield and Pocahontas, Virginia. Since its merger with RNB, it now owns and operates additional branches in the Town of Richlands, Virginia, the unincorporated village of Raven, the Town of Cedar Bluff, Virginia and in the Claypool Hill area of Cedar Bluff, Virginia.

   Wytheville owns the historic George Wythe Hotel building in the town of Wytheville, remodeled for bank use in 1977. It owns and operates eleven other bank premises including a second branch in Wytheville, on East Main Street, and in the towns of Dublin, Fort Chiswell, Fries, Independence, Pulaski, Rural Retreat, Shawsville and Speedwell. It also has branches in the Cities of Galax and Salem, and owns an unimproved lot in the City of Roanoke. The unimproved lot was bought by Bank of Shawsville, Inc., into which Bank of Speedwell, Inc., was merged (currently Premier Bank-South,
N.A.).   Bank of Shawsville, Inc., bought the Roanoke lot for a branch location, but no application for such use has been made.

   Honaker owns its main office in the Town of Honaker and owns and operates branch locations in the towns of Big Stone Gap, Castlewood, Cleveland, Clintwood, Coeburn, Davenport, Dungannon, Gate City, Haysi, Lebanon , Nickelsville and Pound and the unincorporated village of Duffield.

   Premier leases part of its headquarters building to the former owner. This lease is expected to terminate in 1997. Each of the three bank subsidiaries lease office space to others. The rental income received, however, is not considered material to the subsidiaries or Premier.


ITEM 3.  LEGAL PROCEEDINGS

   From time to time, Premier or its subsidiary banks are parties to lawsuits arising from the normal course of business, in which claims for money damages are asserted. Management, after consultation with legal counsel handling these claims, believe it has valid defenses to each, and is of the opinion that the possibility of results having a materially adverse effect on Premier's financial condition is remote. In each pending instance in which a claim has been asserted against Premier or a subsidiary, the alternative of succumbing to an unfounded claim is deemed unacceptable by management. In each such instance there are facts
supporting Premier's or its subsidiary's positions.   Premier intends to
defend its position in these cases and pursue its legal remedies to the fullest extent possible.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following list sets forth Premier's executive officers, who serve until the Board of Directors meeting following the next annual meeting of stockholders. There are no family relationships among these officers, nor any arrangements or understanding between any officer and other person pursuant to which the officer was selected.

                                                        Employed by
                                                        Premier or
 Name                     Age    Position               Affiliate Since

 James R. Wheeling        40     President, CEO and       1990
                                 Director of Premier

 J. Robert Buchanan       45     Vice President and       1991
                                 Treasurer of Premier




                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

   Since August 1987, Premier's common stock has been traded on The Nasdaq Stock Market under the symbol PBKC. Transfers thereof occur from time to time, but management has no direct access to the prices realized in trades of such stock.

   Per share data is listed below:

            Net         Cash        Book         Price *       Sales
1995        Income**    Dividends** Value**   High     Low    Volume


1st Quarter   $ 0.33   $  0.105    $ 9.61 $ 14.25    $ 12.38   68,173
2nd Quarter     0.30      0.105     10.19   14.06      11.81  260,706
3rd Quarter     0.37      0.105     10.47   14.63      12.75   70,857
4th Quarter     0.39      0.115     11.01   15.38      13.13  132,103
Year          $ 1.39   $  0.430   $ 11.01 $ 15.38    $ 11.81  531,839

1994

1st Quarter   $ 0.39   $   0.08   $ 9.02   $ 15.38   $ 12.56  334,598
2nd Quarter     0.34       0.08     8.98     14.25     12.38   49,348
3rd Quarter     0.33       0.09     9.09     14.25     12.75  101,059
4th Quarter     0.30       0.11     9.07     14.25     12.38   30,218
Year          $ 1.36   $   0.36   $ 9.07   $ 15.38   $ 13.38  515,223

   *Adjusted to reflect the four for three stock split declared on December
14, 1995.


   The holders of common stock of Premier will be entitled to receive such dividends as may be declared by its Board of Directors. Although its Board intends to continue as a minimum the current level of dividend payments, the ability of Premier to pay such dividends in the future will depend upon the earnings and financial condition of Premier and its affiliate banks and is subject to the restrictions described in Note 10 to the Notes to Consolidated Financial Statements.


ITEM 6.  SELECTED FINANCIAL DATA

    The Consolidated Selected Financial Data for the five years ended December 31, 1995 appears as Table I to the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


MERGERS

      Effective October 9, 1991, Bank of Speedwell and Bank of Shawsville were merged using the pooling of interests method of accounting creating a new affiliate, Premier Bank, Inc., headquartered in Wytheville, Virginia (Premier Bank, Inc. converted to a national charter in 1995, changing its name to Premier Bank-South, N.A.). Effective July 18, 1995, Premier Bank-Richlands, N. A. was merged into Premier Bank, N. A. with Premier Bank,
N.A. (Tazewell)  the survivor.   Premier Bank-North, N.A. was merged into
Premier Bank-Central N.A. effective November 18, 1995 with Premier Central-N.A. (Honaker) the survivor. The 1995 mergers were also accounted for using the pooling of interests method.

 . Effective May 26, 1995, Premier acquired six branches from NationsBank, and a seventh effective July 6, 1995. These were accounted for using the purchase method of accounting.


AFFILIATION

     Effective December 31, 1994, Dickenson-Buchanan Bank was acquired in an exchange of stock transaction in which 582,678 shares of Premier were issued for all of the outstanding stock of Dickenson-Buchanan Bank. The transaction was accounted for as a pooling-of-interest and all financial data has been restated accordingly.


TABLE I

               PREMIER BANKSHARES CORPORATION AND AFFILIATES
            SELECTED FINANCIAL INFORMATION: FIVE YEAR SUMMARY
             (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
                                 1995      1994     1993      1992     1991

SUMMARY OF OPERATIONS:
Interest Income            $     53,643  $ 47,892  $44,513  $ 42,699 $ 43,701
Interest Expense                 25,023    20,307   19,164    19,533   24,563
Net Interest Income              28,620    27,585   25,349    23,166   19,138
Provision for Loan Losses           315     1,144      857     1,151    1,396
Other Income                      4,455     4,681    5,033     4,350    3,710
Other Expense                    20,582    19,092   17,118    15,150   13,808
Applicable Income Taxes           2,967     3,024    2,889     2,955    1,430
Net Income                        9,211     9,006    9,519     8,260    6,214


PER SHARE DATA:

Net Income                 $       1.39  $   1.35  $  1.43  $   1.25 $   0.93
Cash Dividends Declared            0.43      0.36     0.32      0.28     0.24
Book Value                        11.01      9.07     8.99      7.88     6.92


AVERAGE BALANCE SHEET SUMMARY:

Loans, Net                 $    380,767 $ 357,235 $318,764  $ 289,056 274,323
Securities                      239,105   232,898  202,745    161,484 133,395
Total Assets                    711,968   651,807  596,069    506,340 461,235
Deposits                        626,094   567,711  522,796    444,422 405,698
Capital                          64,910    60,135   56,443     48,534  43,415


END OF PERIOD BALANCE SHEET SUMMARY:

Loans, Net                 $    400,569 $ 360,860 $332,725  $ 300,898 277,226
Securities                      267,531   231,448  230,076    189,761 143,821
Total Assets                    762,035   655,193  640,590    546,676 486,921
Deposits                        661,913   569,410  560,744    480,758 425,120
Capital                          73,223    60,293   59,769     52,421  46,046


SELECTED RATIOS:

Average Equity to Average
Assets                             9.12 %    9.23 %   9.47 %     9.59 %  9.41  %
Return on Average Assets           1.29      1.38     1.60       1.63    1.35
Return on Average Equity          14.19     14.98    16.86      17.02   14.31
Cash Dividends Declared as
  Percent of Net Income           31.42     26.39    22.61      22.35   25.49



PREMIER BANKSHARES CORPORATION AND AFFILIATES


EARNINGS PERFORMANCE

Taking into account the various costs associated with the restructuring, Premier closed 1995 at $9,211,000, or $1.39 per share compared to 1994 earnings of $9,006,000 ($1.35 per share) and $9,519,000 ($1.43 per share)
in 1993.

Average shares outstanding were 6,650,083 in 1995, 1994 and 1993.

Accounting Changes - 1993 earnings were greatly effected by security gains which were mostly due to the restructuring of the investment portfolio in anticipation of the implementaion of FASB 115. Net security gains were $1,222,000 in 1993 and $642,000 in 1994. Security losses of $158,000 were recognized in 1995. In addition, a remaining net loss carryforward of $439,000 (resulting from the merger of Bank of Speedwell and Bank of Shawsville in 1991) was required to be accelerated and recognized in 1993 following implementation of FASB 109.


               PREMIER BANKSHARES CORPORATION AND AFFILIATES

NET INTEREST INCOME

      Management has continued to monitor closely the asset/liability position of the company. Syestems were implemented to control costs of funds, while greater emphasis was placed on improving yields. Net interest income was impacted during 1995 by the effective utilization of approximately $90 million in cash (net settlement of the branches acquisition), such funds being first placed in short-term investments and subsequently moved to higher-yielding investments and loans. The recognition of interest on the related deposits of approximately $116 million was immediate.

   Additional earning asset volume, particularly in the loan area contributed to an increase in net interest income of $1,035,000, or 3.75% in 1995. On a taxable equivalent basis, the average rate paid on interest-bearing liabilities increased 51 basis points to 4.39%, while the taxable equivalent yield on average interest-earning assets increased
24 basis points to 8.39% in 1995. As a result, the net interest spread was 4.00% with a net interest margin of 4.62% in 1995 compared to 4.27% and 4.84%, respectively, in 1994. Total average loans increased 6.51% , total average securities increased 2.67%, and average federal funds sold and deposits increased 104.76% with total average earning assets increasing to $660,343,000 in 1995.

    Net interest income increased $2,236,000, or 8.82% in 1994; on a taxable equivalent basis, $2,573,000 with interest-bearing liabilities decresed by 13 basis points to 3.88%, while the yield on average earning assets declined only 9 basis points to 8.15% in 1994. As a result, the taxable equivalent net yield on earning assets remained steady at 4.84% compared to 4.82% in 1993 despite a rising interest rate environment and Premier's liability-sensitive position. Total average loans increased 12.22% and average securities increased 14.49% in 1994. The average volume of earning assets increased 9.21% to $612,794,000, while the yield decreased, as mentioned earlier, only 9 basis points to 9.21%.
The average volume of interest bearing liabilities increased 9.30% to $522,848,000. The average rate paid on these liabilities decreased 13 basis points to 3.88% in 1994.

        Forgone interest on non-performing loans amounted to $136,000 in 1995, $194,000 in 1994, and $262,000 in 1993.

   Net interest income for the years 1993 through 1995 is shown in Table II. The presentation appears on a "taxable equivalent" basis to adjust for the tax-exempt status of income earned on certain loans and investments.

     Table III summarizes the effect on net interest income of changes in interest rates earned and paid, as well as changes in volume.


                                                                       TABLE II

                PREMIER BANKSHARES CORPORATION AND AFFILIATES
                             NET INTEREST INCOME
                          (IN THOUSANDS OF DOLLARS)

                                                 Increase            Increase
                                                (Decrease)          (Decrease)
                                                    1995             1994
                        1995     1994    1993   Amount  Percent  Amount  Percent
Interest Income from
Loans:
Demand and Time**     $  6,133  $ 4,519 $ 4,329  1,614  35.72 %  $  190   4.39 %
Real Estate             21,447   19,307  17,826  2,140  11.08     1,481   8.31
Installments            10,231    9,018   8,816  1,213  13.45       202   2.29
Total Loan Income***  $ 37,811 $ 32,844 $30,971  4,967  15.12 %  $1,873   6.05 %
Interest Income from
Securities:
Taxable                  9,908   10,379   9,277  (471)  (4.54)    1,102   11.88
Non-taxable*             5,962    5,947   4,971    15     .03       976   19.63
Total Security        $ 15,870 $ 16,326 $14,248  (456)  (2.79) % $2,078   14.58%
Income*
Federal Funds Sold
and Deposits             2,017      774   1,009  1,243  160.59    (235)  (23.29)
Total Interest Income $ 55,698 $ 49,944 $46,228  5,754   11.52 % $3,716    8.04%

Interest Expense:
Demand Deposits          2,061    1,807   1,691    254   14.06      116    6.86
Savings                  4,705    5,851   5,559  (1,146)(19.59)     292    5.25
Large Denomination
Certificates             2,801    2,108   2,124    693   32.87     (16)   (0.75)
Other Time Deposits     14,379    9,870   9,473  4,509   45.68      397    4.19
Borrowed Funds           1,077      671     317    406   60.51      354  111.67
Total InterestExpense $ 25,023 $ 20,307 $19,164  4,716   23.22 % $1,143   5.96 %
Net Interest Income*  $ 30,675 $ 29,637 $27,064  1,038    3.50 % $2,573   9.51 %


*Fully Taxable Equivalent - Using the Statutory Rate of 34%.
**Partially Taxable Equivalent - Using the Statutory Rate of 34%.
***Nonaccruing loans are included in the daily average loan amounts outstanding.


                                                                     TABLE III

                PREMIER BANKSHARES CORPORATION AND AFFILIATES
                 RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST
                            INCOME AND EXPENSE***
                          (IN THOUSANDS OF DOLLARS)

                                1995 vs 1994             1994 vs 1993
                          Increase (Decrease) In    Increase (Decrease) In
                            Net Interest Income       Net Interest Income

                         Volume    Rate    Total   Volume   Rate    Total
 Loans:
   Demand and Time**   $   823 $     791 $ 1,614 $ (410)  $   600   $  190
   Real Estate           1,077     1,063   2,140   2,543    (1,062)   1,481
   Installments            586       627   1,213   1,883    (1,681)     202
     Total Loans       $ 2,486 $   2,481 $ 4,967 $ 4,016  $ (2,143) $ 1,873

 Securities:
   Taxable                 382      (853)  (471)     772      330     1,102
   Non-taxable*             30       (15)    15    1,503     (527)      976
     Total Securities  $   412 $    (868) $(456) $ 2,275  $  (197)  $ 2,078
 Federal Funds Sold
 and Deposits              812       431   1,243   (510)      275     (235)

 Total InterestIncome* $ 3,710 $   2,044  $5,754 $ 5,781  $(2,065)  $ 3,716

 Deposits:
   Interest-bearing
    Checking           $   239 $      15     254 $   387  $  (271)  $   116
   Savings Deposits      (578)     (568)  (1,146)    496     (204)      292
   Large Denomination
     Certificates          370      323      693   (176)      160      (16)
   Other Time Deposits   2,007    2,502    4,509     685     (288)      397
   Total Deposits      $ 2,038 $  2,272   $4,310 $ 1,392  $  (603)  $   789
 Borrowed Funds              1      405      406     197      157       354
   Total Interest
    Expense            $ 2,039 $  2,677   $4,716 $ 1,589  $  (446)  $ 1,143
   Net InterestIncome* $ 1,671 $  (633)   $1,038 $ 4,192  $ 1,619   $ 2,573


  *Fully Taxable Equivalent - Using the Statutory Rate of 34%.
  **Partially Taxable Equivalent - Using the Statutory Rate of 34%.
  ***Variances caused by the rate times the change in volume are allocated to rate.

                PREMIER BANKSHARES CORPORATION AND AFFILIATES


  OTHER INCOME AND EXPENSE

     Total Other Income of $4,455,000 in 1995 represents a $226,000, or a 4.83% decrease over 1994. However, considering the effect of security gains/(losses), other income increased $574,000 primarily because of increased service fee income.



     Total Other Income of $4,681,000 in 1994 represents a $262,000, or a 6.94%
increase  over  1993,  when  considered net of  security  gains.   Again,  this
improvement was primarily attributable to an increase in service fee income.

     Largely the result of structural changes, other operating expenses in 1995 increaed $1,490,000, of which $524,000 was an increase in salaries over 1994. Amortization of goodwill increased $383,000, and data processing expenses increased $375,000. FDIC assessment was $588,000 less than 1994. Noninterest expenses have been reduced relative to growth.

      In  1994,  significant restructuring took place  within  Premier.   As  a
result, 1994 reflected significant increases in salaries and benefits, occupancy, legal, and other operating expenses. Although total other expenses increased $1,974,000, or 11.53%, to $19,092,000, management considers these expenses as investments in the company's infrastructure, providing a foundation for future growth.

Other increases/decreases were generally in the normal course of business.

     The major components of other income and expense are shown in Tables IV and V.



  TABLE IV


                PREMIER BANKSHARES CORPORATION AND AFFILIATES
                                 OTHER INCOME
                          (IN THOUSANDS OF DOLLARS)


                                            Increase            Increase
                                           (Decrease)          (Decrease)
                                               1994               1993
                      1995     1994    1993  Amount   Percent   Amount  Percent
Service Charges on
 Deposit Accounts $    2,545 $ 2,006 $ 1,817 $ 539    26.87    $ 189    10.40  %
Trust Fees               218     240     254  (22)    (9.17)    (14)    (5.51)
Other Service Charges,
 Commissions, and Fees 1,579   1,496   1,518    83     5.55     (22)    (1.45)
Other Operating Income   271     297     222  (26)    (8.75)      75    33.78
Security Gains         (158)     642   1,256  (800)   (124.61)  (614)  (48.89)
Trading Account
 Gains (Losses)                        (34)            N/A      34     (100.00)
Total Other Income $  4,455  $ 4,681 $ 5,033 $(226)   (4.83) % $(352)    6.99  %



                                                                       TABLE V

                PREMIER BANKSHARES CORPORATION AND AFFILIATES
                                OTHER EXPENSES
                          (IN THOUSANDS OF DOLLARS)


                                                Increase          Increase
                                                (Decrease)        (Decrease)
                                                     1995            1994
                       1995     1994     1993   Amount  Percent  Amount  Percent
Salaries and Wages $   8,004  $ 7,480  $ 7,012 $ 524     7.01 %  $468      6.67%
Employee Benefits      2,072    2,259    1,783   (187)  (8.28)    476     26.70
Total Employee
Benefits           $  10,076  $ 9,739  $ 8,795 $ 337     3.46 %  $944     10.73%
Other Operating
Expenses:
  Occupancy              904      846      848    58     6.86     (2)     (0.24)
  Equipment            1,205    1,099      922   106     9.65     177     19.20
  Other Operating
Expenses               8,397    7,408    6,553   989    13.35     855     13.05
Total Other
Operating Expenses $  10,506 $  9,353  $ 8,323 $ 1,153  12.33 %  $1,030   12.38%
Total Other
Expenses           $  20,582 $ 19,092  $17,118 $ 1,490   7.80 %  $1,974   11.53%




                PREMIER BANKSHARES CORPORATION AND AFFILIATES

  ALLOWANCE FOR LOAN LOSSES

        Net charge offs for 1995 were $729,000, an increase of $202,000 over 1994. Additions to the allowance in 1995 totalled $315,000. The balance in the allowance at year-end 1995 was $5,430,000, or 1.40% of average outstanding loans.

        Net charge offs decreased to $527,000 in 1994, a decrease of  $414,000,
  or  44%  compared  to  1993.   Provisions to the reserve  of  $1,144,000,  an
  increase of $288,000, or 34% were made over 1993.

     An allowance for loan losses is maintained in accordance with periodic reviews of loans. Additions are made to this allowance as needed. Losses are charged to the allowance rather than being reported as a direct expense. Non performing assets at year end 1995 included $1,925,000 of nonaccrual loans, $714,000 restructured loans, and $881,000 of other real estate owned. Reserves totaling $5,430,000 are considered adequate to cover future losses expected from non-performing assets.

     Table VI reflects the activity in the Allowance for Loan and Lease Losses, while Table VII shows the allocation of the allowance by type of loan. Table VIII outlines nonperforming assets.



                                                                      TABLE VI

                 PREMIER BANKSHARES CORPORATION AND AFFILIATES
                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                           (IN THOUSANDS OF DOLLARS)

                                    1995     1994      1993      1992     1991
Balance at Beginning of Period    $ 5,844  $ 5,227   $ 5,312   $ 5,217  $ 4,447
 Charge-offs:
  Commercial, Financial and
   Agriculture                        329      171       367       553      389
  Real Estate - Construction
  Real Estate - Mortgage               22      116       623       117      158
  Loans to Individuals                692      685       734       939      805
  Other Loans
   Total charge-offs                1,043      972     1,724     1,609    1,352
Recoveries:
 Commercial, Financial and
  Agriculture                          57      178       209       240      240
 Real Estate - Construction
 Real Estate - Mortgage                15       44       104        61      178
 Loans to Individuals                 242      223       470       252      308
 Other Loans
Total Recoveries                      314      445       783       553      726
Net Charge-offs (Recoveries)          729      527       941     1,056      626
Additions Charged to Operations       315    1,144       856     1,151    1,396
Balance at End of Period         $  5,430  $ 5,844   $ 5,227   $ 5,312  $ 5,217
Ratio of Net Charge-offs
(Recoveries)to Average
Outstanding Loans                    0.19 %   0.14 %    0.29 %    0.36 %  0.23 %
Ratio of Allowance for Loan
 Losses to Average Outstanding Loans 1.40 %   1.61 %    1.62 %    1.81 %  1.92 %
Ratio of Provision for Loan Losses
  to Average Outstanding Loans       0.08 %   0.32 %    0.26 %    0.39 %  0.51 %


                                                              TABLE VI

                           PREMIER BANKSHARES CORPORATION AND AFFILIATES
                             ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                      (IN THOUSANDS OF DOLLARS)

                    1995         1994         1993         1992         1991
                       % of         % of         % of         % of         % of
                Amount Loans Amount Loans Amount Loans Amount Loans Amount Loans
                       to           to           to           to           to
                       Total        Total        Total        Total        Total
                       Loans        Loans        Loans        Loans        Loans
Domestic
 Commercial,
Financial and
Agricultural    2,206  32.23 2,658  31.21 2,465  30.63 2,401  18.74  2,040 12.29
 Real Estate -
Construction       50   3.01   105   2.32    90   1.64    83   1.60     85  1.69
 Real Estate -
Mortgage          722  40.33   982  40.72   875  41.76   805  52.75    770 56.08
 Loans to
Individuals     2,017  23.71 1,549  25.32 1,384  25.41 1,302  26.35  1,268 28.83
 Other Loans       15    .72    20    .43    20    .56    20    .56     24  1.11
Foreign
Unallocated       420          530          393          701         1,030

 Totals         5,430 100.00 5,844 100.00 5,227 100.00 5,312 100.00  5,217 100.00






             PREMIER BANKSHARES CORPORATION AND AFFILIATES


INCOME TAXES

      Applicable income taxes on 1995 earnings amounted to $2,967,000 or 24.36% of income before income taxes, compared to $3,024,000 or 25.14% for 1994.


BALANCE SHEET ANALYSIS

      The Corporation had total assets of $762 million at the end of 1995, an increase of 16.31% over 1994. Average earning assets increased 7.76% during 1995, and comprised 92.75% of average total average assets.

LOANS

      Total loans, net of unearned income, at year-end totaled $405,999,000, an increase of $39,295,000 or 10.72% over 1994. Although loan demand improved during 1995 over the moderate demand experienced in 1994, the ratio of loans-to-deposits at year-end 1995 was 61%, compared to 64% at year-end 1994. This change was primarily the result of the increase in deposits from the seven branches acquired in 1995. The ratio of net chareoffs to average outstanding loans was 0.19% in 1995 compared to 0.14% in 1994. Loans delinquent 90 days or more and still accruing were $1,548,000 in 1995 compared to $711,000 in 1994, while nonaccrual loans decreased from $3,018,000 in 1994 to $1,925,000 in 1995.
Forclosured properties increased from $677,000 in 1994 to $881,000 in 1995; restructured loans decreased from $1,172,000 in 1994 to $714,000 in 1995.

      Real estate mortgages representing 40.86% of the December 31, 1995 loan portfolio net of unearned interest, have been, and should continue to be, the major lending activity of Premier's subsidiary banks. Management further intends as a part of its lending policy, to satisfy this demand as long as deposit growth and liquidity remain satisfactory. To assist in this, Premier Bank, Inc.(currently Premier Bank-South, N.A.) obtained approval in 1992, from the Federal National Mortgage Association to become a seller/servicer of its mortgage products, and continues to close, sell and service qualified loans, thus creating a new income source while releasing funds for additional loan activities.

 Table VIII reflects loans by type while Table IX shows average rates earned and other significant data on loans.
INVESTMENTS

      The investment porfolio increased $36,083,000, or 15.59% over 1994. At year-end 1995, the portfolio totaled $267,531,000, compared to $231,448,000 at year-end 1994. At year-end, 95% of all securities were rate "A" or better or were issued by the U.S. Government or its agencies. The investment portfolio had an average taxable equivalent yield of 6.64% at year-end.
      Management primarily purchases securities with an intent to hold to maturity. However, because of changes in accounting rules due to the Financial Accounting Standards Board pronouncement 115, effective for Premier beginning January 1, 1994, securities must now be segregated into three categories with distinctively different accounting treatments.
      Securities which management has a positive intent and ability to hold to maturity are segregated as "Held to Maturity" where they are accounted for using historic cost methods. Securities which may have more volatile characteristics, or for which management anticipates a higher likelihood of active management through sales prior to maturity are segregated as "Available For Sale" and accounted for using methods which adjust capital accounts for fluctuations in the securities' market values. Securities purchased with the intent of profiting from fluctuations in values that result from short term interest rate changes are segregated into a "Trading Account", with such value fluctuations accounted for as adjustments to income.
      The impending changes in accounting treatment required by FASB 115 resulted in a significant investment portfolio restructuring during 1993, and material increase in net income. Such restructuring will maximize the company's long term overall return.

DEPOSITS

      Total deposits increased $92,503,000 to $569,410,000 at year end 1995 compared to $661,913,000 at year-end 1994. This change was largely the result of the branch acquisitions. Demand deposits increased 10.42%, interest bearing demand 32.64%, savings decreased 11.96%, large denomination certificates increased 17.48%, and other time deposits increased 32.27%.

      Table X shows average rates paid and other significant data on deposits. Maturities of $100,000 or more certificates of deposit are shown in Table XIV.

STOCKHOLDERS' EQUITY

      Common stockholders' equity at year-end was $73,223,000 compared to $60,293,000 for 1994. Beginning in 1994, FASB 115 requires a monthly adjustment to capital, for financial accounting purposes, equal to the net increase or decrease in the market value of the available for sale portfolio. Changes in the interest rate environment during 1995 was reflected through a positive adjustment in this allowance from a net unrealized loss in 1994 of $6,212,000 to a net unrealized gain of $401,000 at year-end 1995. At year-end, the leverage capital ratio was 8.92%.

     On December 14, 1995, Premier declared a four for three stock split payable January 3, 1996. Shares outstanding were 6,650,083 and 4,987,05 for 1995 and 1994, respectively. Cash dividends of $2,894,000, (originally $0.56 per share restated to $0.43 per share because of the split) were declared in 1995.

     As mentioned earlier, during 1994, Dickenson-Buchanan Bank was acquired in a stock exchange transaction. A total of 582,678 shares of Premier were issued for all of the outstanding stock of Dickenson-Buchanan Bank.

     Cash dividends of $2,377,000, or $0.36 per share were declared in 1994.


                                                                 TABLE VIII

               PREMIER BANKSHARES CORPORATION AND AFFILIATES
                        LOAN CLASSIFICATION SUMMARY
                         (IN THOUSANDS OF DOLLARS)


                         1995     1994     1993     1992     1991
Domestic:
 Commercial, Financial
  and Agricultural     $ 132,601 $72,684  $72,233  $58,966  $35,925
 Real Estate-
  Construction            12,393   8,654    5,667    5,028    4,948
 Real Estate -Mortgage   165,900 195,794  176,452  165,996  163,923
 Loans to Individuals     97,554  94,520   89,412   82,922   84,255
 Other Loans               2,937   1,606    1,573    1,764    3,237
Foreign:
  Total Gross Loans    $ 411,385 373,258 $345,337 $314,676 $292,288
Less:
 Unearned Income           5,386   6,554    7,385    9,026   10,312
 Allowance for Loan
  Losses                   5,430   5,844    5,227    5,312    5,217
Net Loans              $ 400,569 360,860 $332,725 $300,338 $276,759
Non-performing Assets:
 Non-accrual Loans     $   1,925  $3,018   $4,006   $4,287   $4,650
 Loans Past Due Over
  90 Days                  1,548     711    1,407    1,538    2,245
 Other Real Estate
  Owned                    881       677    1,382      892      811
 Restructured Debt         714     1,172    1,128    1,286

  Total                $ 5,068    $5,578   $7,923   $8,003   $7,706


                                                                 TABLE IX


               PREMIER BANKSHARES CORPORATION AND AFFILIATES
              EARNING ASSETS AND INTEREST BEARING LIABILITIES
                         (IN THOUSANDS OF DOLLARS)


                      Average                    Percent of Change
                      Outstanding**                  Prior Year    Average Rate*
                      1995      1994     1993      1995    1994    1995   1994
Earning Assets:
  Loans:

    Demand and Time  $  54,997 $ 46,517   51,375   18.23 % (9.46)% 11.15% 9.71 %
    Real Estate        233,820  221,469  193,823    5.58    14.26   9.17  8.72
    Installments       101,165   94,993   78,266    6.50    21.37  10.11  9.49
   Total Loans         389,982  362,979  323,464    7.44    12.22   9.70  9.05
Securities:
  Taxable              164,129  158,304  146,147    3.68     8.32   6.04  6.56
  Non-taxable           74,976   74,594   57,284    5.12    30.22   7.93  7.97
   Total Securities    239,105  232,898  203,431    2.67    14.49   6.64  7.01

Federal Funds Sold
and Deposits            34,640   16,917   34,200   104.76  (50.54)  5.82  4.58
Total Earning Assets   663,727  612,794  561,095     8.31    9.21   8.39% 8.15

Other Assets, Net of
Allowance for Loan
Losses                  48,241   39,013   34,974   23.65    11.55
                     $ 711,968 $651,807 $596,069    9.23 %   9.35 %




* Average Rate Calculated on the Fully Taxable Equivalent - Using the
Statutory Rate of 34%.
** Nonaccruing loans are included in the daily average loan amounts outstanding.



                                                                 TABLE X

               PREMIER BANKSHARES CORPORATION AND AFFILIATES
         EARNING ASSETS AND INTEREST BEARING LIABILITIES, Continued
                         (IN THOUSANDS OF DOLLARS)


                       Average                   Percent of Change
                       Outstanding                   Prior       Average Rate*
                       1995      1994     1993     1995    1994   1995   1994
Interest-bearing
Liabilities:
 Interest-bearing
  Checking          $   75,436  $ 66,605 $ 54,200  13.26 % 22.89% 2.73%  2.71 %
  Savings Deposits     146,802   162,890  149,558  (9.88)   8.91  3.20   3.59
Large Denomination
   Certificates         52,065    44,283   48,275  17.57   (8.27) 5.38   4.76
  Time Deposits        277,040   230,254  214,715  20.32    7.24  5.19   4.29
  Borrowed Funds        18,832    18,816   11,591    .09   62.33  5.72   3.57
Total Interest-
bearing Liabilities    570,175   522,848  478,339   9.05    9.30  4.39   3.88
Demand Deposit          74,750    63,679   55,882  17.39   13.95
Other Liabilities        2,133     5,145    5,405 (58.54)  (4.81)
Stockholders' Equity    64,910    60,135   56,443   7.94    6.54
Total Liabilities
 and Stockholders'
 Equity              $ 711,968 $ 651,807 $596,069   9.23 %  9.35 %
Net Yield on
Earnings Assets                                                   4.62%  4.84 %


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

     To the extent liquidity is required, it can normally be handled using cash flows from operations. As shown in the Consolidated Statements of Cash Flows, net increases in deposits amounted to $92,503,000 (demand and time) in 1995 versus net loan increases of $40,958,000. In 1994 net deposit increases amounted to $8,666,000 versus net loan increases of $30,182,000 in 1994. Should unforeseen liquidity needs arise, they can be handled using federal funds sold, investments maturing within one year, and stand by federal funds purchase commitments.

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


                                                                      TABLE XI

                            PREMIER BANKSHARES CORPORATION AND AFFILIATES
                                    INVESTMENT SECURITY ANALYSIS**
                                      (IN THOUSANDS OF DOLLARS)

                Total        0 - 1        1 - 5      5 - 10       10 and Over
             Amount  Rate  Amount Rate  Amount Rate  Amount Rate  Amount Rate

  1995
U.S. Treasury
and Agency
Securities  $163,687 5.94% 18,468 4.91% 74,675 5.72% 40,276 6.10% 30,268 6.91%
State and
Political
Subdivisions* 85,634 7.74   4,136 7.68  38,091 7.32  38,952 8.04   4,455 8.76
Other
Securities    17,572 5.99   6,876 6.03   8,149 5.97                2,547 5.94
  Totals    $266,893 6.52% 29,480 5.56%120,915 6.24% 79,228 7.05% 37,270 7.06 %

  1994
U.S. Treasury
and Agency
Securities  $154,516 5.81% 13,994 4.53% 67,762 5.42% 37,681 5.95% 35,079 6.95 %
State and
Political
Subdivisions* 77,997 8.03   3,268 7.56  28,446 7.30  39,468 8.44   6,815 8.88
Other
Securities     8,233 5.76                5,610 6.08     262 5.84   2,361 5.02
  Totals    $240,746 6.53% 17,262 5.10%101,818 5.98% 77,411 7.22% 44,255 7.14 %

*   Fully Taxable Equivalent - Using the Statutory Rate of 34%.
** Prepared Using Investments at Amortized Cost.



                                                          TABLE XI (Continued)

                            PREMIER BANKSHARES CORPORATION AND AFFILIATES
                                    INVESTMENT SECURITY ANALYSIS**
                                      (IN THOUSANDS OF DOLLARS)

                 Total        0 - 1        1 - 5       5 - 10     10 and Over
             Amount  Rate  Amount Rate  Amount Rate  Amount Rate  Amount Rate

  1993
U.S. Treasury
and Agency
Securities  $153,845 6.25% 6,663  7.30% 53,268 5.60% 48,520 6.02% 45,394 7.09 %
State and
Political
Subdivisions* 68,088 8.39  2,326  7.50  18,427 7.97  38,610 8.46   8,725 9.19
Other
Securities     8,143 6.65  2,900  6.68   2,436 6.82     782 8.53   2,025 5.68
Totals      $230,076 6.90%11,889  7.19% 74,131 6.23% 87,912 7.11% 56,144 7.37 %

*   Fully Taxable Equivalent - Using the Statutory Rate of 34%.
** Prepared Using Investments at Amortized Cost



                                                             TABLE XII


             PREMIER BANKSHARES CORPORATION AND AFFILIATES
                       INTEREST RATE SENSITIVITY
                       (IN THOUSANDS OF DOLLARS)
                           DECEMBER 31, 1995


                       Interest-             Beyond
                       Sensitive
                       1-90       91-365     One Year   Total
Earnings Assets:

Loans                $  89,434   $80,444    $236,121  $ 405,999
Investment               6,878    19,079     240,936    266,893
Securities              24,105                           24,105
Fed Funds Sold
   Total Earning
Assets                 120,417    99,523     477,057    696,997
Interest-bearing Liabilities:
Interest-bearing
 Demand                 89,558                           89,558
Savings Deposits       100,371                          100,371
Large Denomination
 CD's                   13,510    24,780     14,549      52,839
Other Time Deposits     74,854   136,681     96,408     307,943
Money Market
 Instruments            40,771                           40,771
Total Interest-
 Bearing Deposits      319,064   161,461    110,957     591,482
Other Short-term Debt   17,407                           17,407
Total Interest-
 bearing Liabilities   336,471   161,461    110,957     608,889
Cumulative Interest-
 Sensitivity Excess
 (GAP)               $(216,054) $(61,938)   N/A        N/A


                                                               TABLE XIII

             PREMIER BANKSHARES CORPORATION AND AFFILIATES
                 MATURITY AND RATE SENSITIVITY ANALYSIS
                       (IN THOUSANDS OF DOLLARS)
                           DECEMBER 31, 1995

                                        Due in One to
                             Due In     Five Years        Due After Five Years
                             One Year   Fixed   Floating  Fixed   Floating
                    Total    Or Less    Rate    Rate      Rate    Rate
Domestic:
Commercial,
 Financial and
 Agricultural      $ 71,449 $ 52,272   $ 9,776 $4,168   $ 5,096  $137
Real Estate -
 Construction        10,101    8,196     1,542     52       311
Other (Excluding
 Consumer Installment
 and Residential
 Mortgage Loans)     70,294   42,456    19,458  4,006     4,374
Foreign

Totals            $ 151,844 $102,924   $30,776 $8,226   $ 9,781  $137


                                                              TABLE XIV

            PREMIER BANKSHARES CORPORATION AND AFFILIATES
    MATURITY SCHEDULE - LARGE DENOMINATION CERTIFICATES OF DEPOSIT
                      (IN THOUSANDS OF DOLLARS)


Time Certificates of Deposit, in amounts of $100,000 or more, outstanding at December 31, 1995, mature as follows:

Three Months or Less         $   13,510
Over Three Months Through
Six Months                       10,592
Over Six Months Through
Twelve Months                    14,188
Over Twelve Months               14,549
                             $   52,839




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements of Bankshares and its affiliates appear herein.

     Quarterly Results of Operations is included in the Notes to Consolidated Financial Statements as Note 17.


Persinger & Company, L.L.C.
204 George Street
Beckley, WV  25801
Telephone (304) 255-1978
Fax (304) 255-1971

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Premier Bankshares Corporation
Bluefield, Virginia

We have audited the accompanying consolidated balance sheets of Premier Bankshares Corporation and Affiliates as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Dickenson-Buchanan Bank, a consolidated subsidiary, which statements reflect total assets and revenue constituting 13% and 14%, respectively, in 1994 and revenue constituting 12% in 1993 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dickenson-Buchanan Bank, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Bankshares Corporation and Affiliates as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

Persinger & Company, L.L.C.

Beckley, West Virginia
January 18, 1996



CONSOLIDATED BALANCE SHEETS

PREMIER BANKSHARES CORPORATION AND AFFILIATES
(In Thousands of Dollars)
                                           December 31,
                                          1995       1994
ASSETS

Cash and Due From Banks (Note 16)       $  28,957  $  19,475
Securities Available for Sale (Note 4)    234,183    142,682
Securities Held to Maturity (Note 4)       33,348     88,766
Federal Funds Sold                         24,105     17,240
Loans, Net (Note 5)                       400,569    360,860
Bank Premises and Equipment, Net (Note 6)  17,242     14,259
Accrued Income Receivable                   6,377      5,268
Other Assets                               17,254      6,643
                                        $ 762,035  $ 655,193

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
   Demand                               $  70,431  $  63,784
   Now Accounts                            89,558     67,518
   Savings                                141,142    160,323
   Time, $100,000 and Over                 52,839     44,978
   Other Time                             307,943    232,807
                                        $ 661,913  $ 569,410

 Short-Term Debt  (Note7)               $  17,407  $  21,377
 Accrued Interest and Other Liabilities     9,492      2,213
 Long-Term Debt  (Note 8)                              1,900
      TOTAL LIABILITIES                 $ 688,812  $ 594,900

Commitments and Contingencies (Note 11, 12 and 14)

Stockholders' Equity  (Note 10):
  Capital Stock:
Common, $2 Par Value; Authorized 10,000,000
shares; Issued 6,650,083 in
 1995 and 1994 4,987,805                $  13,300  $   9,975
 Surplus                                   18,704     22,029
 Retained Earnings                         40,818     34,501
 Net Unrealized Gain (Loss) on Securities
    Available for Sale                        401     (6,212)
                                        $  73,223  $  60,293
                                        $ 762,035  $ 655,193

See Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF INCOME
PREMIER BANKSHARES CORPORATION AND AFFILIATES
(In Thousands of Dollars  except per share data)

                                            Years Ended December 31,
                                        1995         1994         1993
INTEREST INCOME:
Loans and Fees                       $  37,784    $  32,814    $  30,938
Securities Available for Sale            9,907        9,404
Securities Held to Maturity              3,935        4,900        1,306
Securities Held for Sale                                          11,167
Federal Funds Sold                       2,017          751        1,009
Money Market Deposits                                    23           76
Trading Account Income                                                17
                                     $  53,643    $  47,892    $  44,513

INTEREST EXPENSE:
Deposits                             $  23,946    $  19,636    $  18,853
Short-term Debt                            877          632          293
Long-term Debt                             200           39           18
                                     $  25,023    $  20,307    $  19,164
Net Interest Income                  $  28,620    $  27,585    $  25,349

PROVISION FOR POSSIBLE LOAN LOSSES
 (NOTE 5)                                  315        1,144          856
 Net Interest Income After
 Provision for Possible Loan Losses  $  28,305    $  26,441    $  24,493

OTHER INCOME:
Trust Department Income              $     218    $     240    $     254
Service Fees                             2,545        2,006        1,817
Security Gains (Losses)                  (158)          642        1,256
Trading Account Security Losses                                     (34)
Other Service Charges, Commissions
 and Fees                                1,579        1,496        1,518
Other (Note 13)                            271          297          222
                                     $   4,455     $  4,681     $  5,033

OTHER EXPENSES:
Salaries and Wages                   $   8,004     $  7,480     $  7,012
Pensions and Other Employee
 Benefits (Note 11)                      2,072        2,259        1,783
Occupancy Expenses                         904          846          848
Equipment Rentals, Depreciation
 and Maintenance                         1,205        1,099          922
Other Operating Expenses (Note 13)       8,397        7,408        6,553
                                     $  20,582    $  19,092    $  17,118

Income Before Income Taxes           $  12,178    $  12,030    $  12,408

FEDERAL INCOME TAXES (NOTE 9)            2,967        3,024        2,889
 NET INCOME                          $   9,211     $  9,006     $  9,519
EARNINGS PER COMMON SHARE (NOTE 10)  $    1.39      $  1.35      $  1.43
CASH DIVIDENDS PER COMMON SHARE      $    0.43      $  0.36      $  0.32

See Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

PREMIER BANKSHARES CORPORATION AND AFFILIATES
(In Thousands of Dollars)
                                 Years Ended  December 31, 1995, 1994, and 1993
                                                           Net Unrealized Gain
                                                           (Loss) on Securities
                             Capital Stock             Retained  Available for
                          Shares     Amount   Surplus  Earnings  Sale   Total
BALANCE-DECEMBER 31, 1992 4,988,136 $ 9,975 $ 22,036 $ 20,505  $ (95)  $52,421
Net Income                                              9,519            9,519
Cash Dividends Declared                                (2,152)          (2,152)
Stock Repurchased              (331)             (7)                        (7)
Change in Valuation
 Allowance For Marketable
 Equity Securities                                               (12)      (12)

BALANCE-DECEMBER 31, 1993 4,987,805 $ 9,975 $ 22,029 $ 27,872 $ (107)  $59,769
Net Income                                              9,006            9,006
Cash Dividends Declared                                (2,377)          (2,377)
Change in Unrealized Gain
 (Loss) On Securities
 Available for Sale, Net                                       (6,105)  (6,105)

BALANCE-DECEMBER 31, 1994 4,987,805 $ 9,975 $ 22,029 $ 34,501 $(6,212) $60,293
Net Income                                              9,211            9,211
Cash Dividends Declared                                (2,894)          (2,894)
Change in Unrealized Gain
 (Loss) On Securities
 Available for Sale, Net                                        6,613    6,613
Four for ThreeStock Split 1,662,278   3,325   (3,325)
BALANCE-DECEMBER 31, 1995 6,650,083 $13,300 $ 18,704 $ 40,818 $   401  $73,223

    See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
PREMIER BANKSHARES CORPORATION AND AFFILIATES
(In Thousands of Dollars)
                                              Years Ended December 31,
                                           1995        1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                             $   9,211    $  9,006      $  9,519
 Adjustments to Reconcile Net Income
 to Cash Provided by Operating Activities:
  Depreciation and Amortization of
   Premises and Equipment                   1,069         847           823
  Provision for Possible Loan Losses          315       1,144           856
  Provision for Deferred (Prepaid)
   Income Taxes                                 3         (39)         (401)
  Amortization of Goodwill and Intangibles    662         288           372
  Amortization of Premiums and Accretion
   of Discounts, Net                          690         680           408
  Securities Gains (Loss)                     158        (642)       (1,256)
  Gain on Foreclosed Properties                23          52           119
  (Increase) Decrease in Accrued
   Income Receivable                       (1,109)       (652)          147
  Increase in Other Assets                (10,700)       (374)          (5)
  (Decrease) Increase in Accrued
   Interest Payable and Other Liabilities   7,279      (2,533)          30
  Net Cash Provided by Operating Activities 7,601    $  7,777     $ 10,612

CASH FLOWS FROM INVESTING ACTIVITIES
 Net Decrease (Increase) in Temporary
  Investments                          $  (6,865)    $ 22,654     $(20,456)
 Proceeds From Sales of Securities
  Held to Maturity                                                   3,324
 Proceeds From Maturities of Securities
  Held to Maturity                         9,170       26,001        1,300
 Purchase of Securities Held to Maturity (20,160)     (15,481)      (1,545)
 Proceeds From Sales of Securities
  Available for Sale                      35,615       18,648
 Proceeds From Maturities of Securities
  Available for Sale                      24,806       31,524
 Purchases of Securities Available
  for Sale                               (79,749)     (68,224)
 Proceeds From Sales of Securities
  Held for Sale                                                     71,533
 Proceeds From Maturities of Securities
  Held for Sale                                                     37,867
 Purchases of Securities Held for Sale                            (152,071)
 Net Increase in Customer Loans          (40,958)     (30,182)     (34,549)
 Proceeds From Sales of Foreclosed
  Properties                                 343        1,356          777
 Purchases of Premises and Equipment      (4,508)      (3,978)      (1,011)
 Proceeds From Sales of Premises
  and Equipment                              448           88           39
 Net Cash Used In Investing Activities $ (81,858)    $(17,594)  $  (94,792)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Demand, NOW
  and Savings Accounts                 $   9,506     $  1,491   $   67,697
 Net Increase in Time Deposits            82,997        7,175       12,288
 Net (Decrease) Increase in
  Short-Term Debt                         (3,970)       6,046        7,187
 Cash Dividends                           (2,894)      (2,377)      (2,152)
 Purchase of Capital Stock                                              (7)
 Proceeds from Long-term Borrowings                     2,000
 Payments on Long-term Borrowings         (1,900)        (100)        (776)
  Net Cash Provided by Financing
   Activities                          $  83,739     $ 14,235   $   84,237
  Net Increase In Cash and Due
   From Banks                          $   9,482     $  4,418   $       57

  See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


PREMIER BANKSHARES CORPORATION AND AFFILIATES
(In Thousands of Dollars)
                                     Years Ended December 31,
                                   1995        1994        1993
CASH AND DUE FROM BANKS
  Beginning                        19,475      15,057      15,000
  Ending                       $   28,957  $   19,475   $  15,057

Supplemental Disclosures of Cash Flow Information
 Cash Payments of Interest Paid:
  To Depositors                 $  23,188   $  19,565   $  18,885
  On Federal Funds Purchased and
   Securities Sold Under Agreements
   to Repurchase                    3,723         670         285
  Income Taxes                      2,634       3,229       3,122
 Cash Payment Made For Seven Branches
  Purchased in 1995:
   Cash and Due From Banks      $  89,518
   Bank Premises and Equipment      2,253
   Loans                           15,062
   Other Assets                     9,866
   Deposits                       116,439
   Other Liabilities                  260

Supplemental Schedule of Noncash
  Investing and Financing Activities
   Other Real Estate Acquired in
    Settlement of Loans         $     934      $  903     $  1,214
   Net Change in Unrealized
    (Gain) Loss on Securities
    Available for Sale             (9,937)      9,298

See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: The Company through its banking affiliates grants commercial, residential and installment loans to customers located in Southwest Virginia.
Although the loan portfolio is diversified, a substantial portion of its debtors' abilities to honor their contracts is dependent upon the coal and agribusiness economic sectors.

Summary of the Company's significant accounting policies:

BASIS OF ACCOUNTING: The accounting and reporting policies of the Company and its wholly-owned affiliates conform to generally accepted accounting principles and general practices within the banking industry.
During 1995, the banking affiliates of the Company became National Banking Organizations and their principle regulatory agency will be the Comptroller of the Currency.

Certain estimates and assumptions are required by management in the preparation of the consolidated financial statements. Actual results could differ significantly from those estimates. The more significant estimates and assumptions that affect the reporting of amounts in assets and liabilities at the balance sheet date and the revenues and expenditures for the year are those required in the determination of the allowance for possible loan losses and the valuation of other real estate acquired in foreclosure. Management obtains independent appraisals for significant properties in the determination of the allowance for possible loan losses and the valuation of other real estate owned.


CONSOLIDATION: The consolidated statements include accounts of Premier and its' Affiliates. All significant intercompany balances and transactions have been eliminated.

RECLASSIFICATION: Certain reclassifications have been made to prior years' consolidated financial statements to place them on a comparable basis with the current year.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks including cash items in the process of clearing. Cash flows from loans originated by the affiliate banks, deposits, and federal funds purchased and sold are reported net.
Temporary investments include federal funds sold, trading securities, and interest-bearing deposits in banks.

The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The
Company has not experienced any losses in such accounts.

TRUST ASSETS: Assets held in a fiduciary capacity for affiliate bank customers, other than cash on deposit at the affiliate banks, are not included in the consolidated balance sheets since they are not assets of the Company or its affiliate banks.

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


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

Securities available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions.


Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in other income.
The Company does not classify any securities as trading securities at this time. Prior to the adoption of Statement 115, the Company stated its securities held for sale at the lower of aggregate cost or market value.
Securities classified as held for sale were part of the Company's asset and liability management strategy and were sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital and other factors. Marketable equity securities were stated at the lower of their aggregate cost or market value. Under both the newly adopted standard and the Company's former accounting practices, premiums and discounts on investments in debt securities are amortized over their contractual lives. The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income as accrued, and dividends on marketable equity securities are recognized in income when declared. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of specific securities sold.

Note 4 to the consolidated financial statements provides further information about the effect of adopting
Statement 115.

LOANS HELD FOR SALE: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

LOANS:  On January 1, 1995, the Company adopted
Statement of Financial  Accounting Standard 114,
Accounting by Creditors for Impairment of a Loan.
Statement No. 114 has been amended by Statement of Financial Accounting Standard No. 118, Accounting by
Creditors for Impairment of a Loan - Income Recognition and Disclosures. Statement 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent ( that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of the impairment of those loans is to be based on the fair value of the collateral. Statement 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for possible loan losses and interest income recognized on those loans. The adoption of Statement 114 had no effect on the consolidated financial statements.


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned discount and fees and cost and an allowance for possible loan losses.

The allowance for possible loans losses is increased though a provision for possible loan losses charged to income, and decreased by charge-offs, net of recoveries, when management determines that collectability of all amounts when due is unlikely. The allowance is based on management's estimate of the amount necessary to absorb losses on existing loans. Management's estimate is based on a review of specific loans and, for smaller balance homogeneous loans, on the Company's past loan loss experience known and inherent risks in the entire loan portfolio, overall portfolio quality, estimated fair value of any underlying collateral, and current economic conditions that may affect borrower's ability to pay.
For those loans that are separately evaluated for collectability, when management determines that it is probable that principal and interest on those loans will not be collected according to their contractual terms, the impairment of those loans is recognized in the allowance account based on the fair value of the underlying collateral, if collateral dependent, and on the present value of expected future cash flows discounted at the loans' effective rate where the loan is unsecured. Cash collections on loans that are impaired are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.


Unearned interest on discounted loans is amortized to income over the life of the loans, using the sum-of-the-months digits (78ths) method. For all other loans, interest is accrued daily on the outstanding balances. The methods collectively produce a result that is not materially different from the level yield method.
Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful.
Upon such discontinuance, all unpaid accrued interest is reversed.

Loan commitment fees and certain direct loan costs are deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is generally amortizing these amounts over the contractual life.


BANK PREMISES AND EQUIPMENT: Bank premises and equipment are stated at cost less accumulated depreciation.
Depreciation is computed by the straight-line method over the following estimated useful lives:

                                Years
Buildings                       10-50
Furniture and Equipment          5-10

Costs of ordinary maintenance and repairs are charged to expense as incurred, while major improvements are capitalized.

OTHER REAL ESTATE OWNED: Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings. OREO is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for possible loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

as necessary. Depreciation is recorded based on the recorded amount of depreciable assets after they have been owned for one year. Depreciation and additions to or reductions from valuation allowances are recorded in income.


INTANGIBLE ASSETS: Included in other assets are net intangible assets of $ 10,916,000 and $1,808,000 at December 31, 1995 and 1994, respectively. At
December 31, 1995, intangible assets consisted primarily of $ 10,649,000 of goodwill, and $267,000 of building premiums. Intangibles are being amortized over periods ranging from one to thirty-five years.

PENSION PLAN: Generally, Premier and its affiliates fund pension costs as incurred.

INCOME TAXES AND ACCOUNTING CHANGE:  Effective
January 1, 1993, the Company adopted Statement of
Financial Accounting Standards No. 109, Accounting for Income Taxes. This adoption of Statement 109 changes the Company's method of accounting for income taxes from the deferred method to a liability method. Under the deferred method, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The application of Statement 109 had no material effect on the accompanying consolidated financial statements.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The operating results of the Parent Company and its affiliates are included in a consolidated federal income tax return. Each affiliate pays its allocation of federal income taxes to the Parent Company, or receives payment from the Parent Company to the extent that tax benefits are realized.

EARNINGS PER SHARE: Earnings per share are computed on the weighted average number of shares outstanding.

CURRENT ACCOUNTING DEVELOPMENTS:  The Financial
Accounting Standards Board has issued Statement
No. 122, Accounting for Mortgage Servicing Rights, which shall be applied prospectively for fiscal years beginning after December 15, 1995. The Statement generally requires a Company that originates mortgage loans for sale on a secondary mortgage market such as FNMA and retains the servicing rights, shall allocate the total costs of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Any cost allocated to mortgage servicing rights should be recognized as a separate asset and amortized in proportion to and over the period of estimated net servicing income and should be evaluated for impairment based on their fair value. The Company has not adopted this Statement for the year ended
December 31, 1995, but believes the overall effect of adoption will be immaterial to the consolidated financial statements.

The Financial Accounting Standards Board has issued
Statement No. 123, Accounting for Stock-Based
Compensation, which shall be applied for fiscal years beginning after December 15, 1995, either for its accounting application or as a minimum its disclosure features. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock.
Examples are stock purchase plans, stock options, restricted stock, and stock appreciation rights.

This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company has not adopted x of the equity instruments issued, whichever is more but believes the overall effect of adoption will be immaterial to the consolidated financial statements.



NOTE 2 - BUSINESS COMBINATION

During 1994, Dickenson-Buchanan Bank was acquired in an exchange of stock transaction in which 582,750 shares of Premier were issued for all of the outstanding stock of Dickenson-Buchanan Bank. The transaction was accounted for as a pooling-of-interest and all financial data has been restated accordingly. The effect of Premier's previously reported operations and stockholders' equity follows.


                                              December 31, 1993
                               Previously
                                Reported     Acquisition    Restated
                              (In Thousands of Dollars Except Per Share Data)
Interest Income           $   38,327      $  6,186       $  44,513
Net Interest Income           21,670         3,679          25,349
Net Income                     8,343         1,176           9,519
Net Income Per Share            1.89         15.68            1.91
Stockholders' Equity
  Common Stock                 8,810           750           9,975
  Surplus                     21,693           750          22,029
  Retained Earnings           23,943         3,930          27,872
  Unrealized Loss on
   Marketable Equity
   Securities                   (107)                         (107)
Total Stockholders' Equity $  54,339      $  5,430       $  59,769



NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH AND SHORT-TERM INVESTMENTS: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES: The fair values of securities held for trading purposes and marketable equity securities held for investment purposes are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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


NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

SHORT-TERM DEBT: The fair value of debt due on demand or with a maturity of three months or less is the amount payable on demand at the reporting date.

LONG-TERM DEBT: Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND FINANCIAL GUARANTEES WRITTEN:
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The estimated fair values in thousands of dollars of the Company's financial instruments at December 31, 1995 and 1994 are as follows:


                                 December 31, 1995        December 31, 1994
                                 Carrying     Fair        Carrying       Fair
                                  Amount      Value        Amount        Value
Financial Assets:
  Cash and Short-term
   Investments             $       53,062   $  53,062    $   36,715    $  36,715
  Securities                      267,531     268,197       231,448      227,835

  Loans                           405,999     412,492       366,704      375,930
  Less:  Allowance for
Possible Loan Losses                5,430       5,430         5,844        5,844
Net Loans                         400,569     407,062       360,860      370,086
Financial Liabilities:
  Deposits                        661,913     662,484       569,410      567,820
  Short-term Debt                  17,407      17,407        21,377       21,377
  Long-term Debt                                              1,900        1,900
Unrecognized Financial Instruments:
  Standby Letters of Credit                     1,486                      1,518
  Unused Commercial Line
   Commitments                                 20,427                     15,740
  Revolving Home Equity Lines                   5,815                      1,425
  Credit Card Lines                             5,852                      3,920
  Other                                         7,327                        690


NOTE 4 - SECURITIES

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 115 as of January 1, 1994.
The January 1, 1994 cumulative effect of adopting Statement 115 was immaterial. During 1995, the Company revised its accounting policy by transferring several bonds from its held-to-maturity category to its available-for-sale category in accordance with the Financial Accounting Standards Board's Guide to Implementation of Statement 115. On December 15, 1995, the Company transferred bonds with an amortized cost of $66,408,000 and fair value of $66,605,000.


Carrying amounts and fair values of securities available for sale as of December 31, 1995 and 1994 are summarized as follows:


                                           Gross       Gross
                             Amortized  Unrealized   Unrealized    Fair
                              Cost        Gains       Losses       Value
                                                 1995
                                      (In Thousands of Dollars)
U.S. Treasury Securities $     10,492    $   62     $            $  10,554
U.S. Government Agencies
 and Corporations             107,857       471         425        107,903
Obligations of States
and Political Subdivisions     52,022     1,355         128         53,249
Corporate Securities           13,700        97           5         13,792
Mortgage-backed
 Securities                    46,084        46         693         45,437
Marketable Equity
 Securities                     1,596         1         131          1,466
Other Debt Securities           1,794         1          13          1,782
                         $    233,545   $ 2,033     $ 1,395      $ 234,183



                                            Gross        Gross
                              Amortized   Unrealized  Unrealized     Fair
                                Cost        Gains       Losses      Value
                                                  1994
                                        (In Thousands of Dollars)
U.S. Treasury Securities $    23,040      $  29       $   472      $  22,597
U.S. Government Agencies
 and Corporations             39,844          2         2,852         36,994
Obligations of States
 and Political Subdivisions    7,285         47           137          7,195
Corporate Securities           3,885         27           146          3,766
Mortgage-backed
 Securities                   74,643          8         5,519         69,132
Marketable Equity
 Securities                    1,596                      222          1,374
Other Debt Securities          1,687                       63          1,624
                         $   151,980      $ 113       $ 9,411      $ 142,682


NOTE 4 - SECURITIES  (Continued)

Carrying amounts and fair values of securities being held to maturity as of December 31, 1995 and 1994 are summarized as follows:


                                            Gross        Gross
                               Amortized    Unrealized   Unrealized     Fair
                               Cost         Gains        Losses         Value
                                                   1995
                                         (In Thousands of Dollars)
Obligations of States and
 Political Subdivisions       $ 33,282    $ 844        $  178         $ 33,948
Other Debt Securities               66                                      66
                              $ 33,348    $ 844        $  178         $ 34,014



                                           Gross         Gross
                               Amortized   Unrealized    Unrealized   Fair
                               Cost        Gains         Losses       Value
                                                   1994
                                        (In Thousands of Dollars)
U.S. Government
 Agencies and Corporations   $  6,003     $             $   613       $  5,390
Obligations of States and
 Political Subdivisions        70,712        798          2,698         68,812
Mortgage-backed Securities     11,602          8          1,085         10,525
Other Debt Securities             449                        23            426
                             $ 88,766     $  806        $ 4,419       $ 85,153



The amortized cost and fair value of securities available for sale and held to maturity as of December 31, 1995by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.


                                 Available For Sale      Held To Maturity
                               Amortized    Fair      Carrying       Fair
                                 Cost       Value      Amount       Value
                                          (In Thousands of Dollars)
Due in One Year or Less       $  24,004    $ 24,053  $  1,566      $ 1,546
Due After One Year Through
 Five Years                     104,422     105,093     4,582        4,660
Due After Five Years Through
 Ten Years                       61,137      61,385    24,947       25,498
Due after Ten Years              43,982      43,652     2,253        2,310
                              $ 233,545    $234,183  $ 33,348      $34,014



NOTE 4 - SECURITIES  (Continued)

Gross gains and losses from sales of securities for the years ending December 31, 1995, 1994 and 1993, are as follow:


                                 1995         1994        1993
                                   (In Thousands of Dollars)
Realized Gains               $    288      $   795      $ 1,382
Realized Losses                  (446)        (153)        (126)
  Net Gains and Losses       $   (158)     $   642      $ 1,256


Securities with carrying values of $45,983,000, and $46,447,000 at December 31, 1995 and 1994, repectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.



NOTE 5 - LOANS


The composition of net loans is as follows:
                                          December 31,
                                      1995             1994
                                  (In Thousands of Dollars)

Commercial, Financial,
 and Agricultural               $ 132,601        $ 116,506
Real Estate-
 Construction                      12,393            8,654
Real Estate-mortgage              165,900          151,972
Loans to Individuals               97,554           94,520
Other                               2,937            1,606
                                $ 411,385        $ 373,258
Deduct:
 Unearned discount & net loan fees  5,386            6,554
 Allowance for possible loan losses 5,430            5,844
                                $ 400,569        $ 360,860



Nonperforming assets consist of the following:

                                           December 31,
                                  1995        1994        1993
                                   (In Thousands of Dollars)
Nonaccrual Loans                $ 1,925     $ 3,018     $ 4,006
Restructured Loans                  714       1,172       1,128
  Nonperforming Loans           $ 2,639     $ 4,190     $ 5,134
Foreclosed Properties               881         677       1,382
  Nonperforming Assets          $ 3,520     $ 4,867     $ 6,516


There were no commitments to lend additional funds to customers whose loans were classified as nonperforming at December 31, 1995 and 1994. The following table shows the proforma interest that would have been earned on nonaccrual loans and restructured loans if they had been current in accordance with their original terms and the recorded interest that was included in income on these loans:


                                Years Ended December 31,
                              1995       1994       1993
                               (In Thousands of Dollars)
Interest Earned             $ 150      $ 269      $ 244
 Interest That Would
  Have Been Earned            286        463        506
 Interest Lost              $ 136      $ 194      $ 262
Loss Per Common Share       $ 0.02     $ 0.03     $ 0.04


NOTE 5 - LOANS (continued)


Changes in the allowance for possible loan losses are as follows:

                                    Years Ended December 31,
                                   1995       1994       1993
Balance, Beginning              $  5,844    $ 5,227    $ 5,312
 Provision Charged to
Operating Expenses                   315      1,144        856
 Recoveries of Amounts Charged Off   314        445        783
                               $   6,473    $ 6,816    $ 6,951
 Amounts Charged Off               1,043        972      1,724
Balance, Ending                $   5,430    $ 5,844    $ 5,227


Information about Impaired loans as of and for the year ended December 31, 1995 is as follows:

Loans receivable for which
there is a related allowance
 for loan losses               $     669
Loans receivable for which
 there is no related allowance
 for loan losses                   1,929
  Total impaired loans             2,598
Related allowance for
 possible loan losses          $     175
Average balance (based
on month-end-balances)         $   3,415
Interest income recognized     $     146


The Company has sold, without recourse, $25,787,000 and $24,817,000 in one-to-four family residential real estate loans at December 31, 1995 and 1994, respectively on the secondary mortgage loan market.
There were no outstanding commitments to fund additional loans to a secondary market maker.


NOTE 6 - BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:


                                       December 31,
                                    1995          1994
                                  (In Thousands of Dollars)
Land                              $ 2,734       $ 2,984
Buildings and Improvements         13,207        10,718
Furniture and Equipment            10,291         8,858
                                  $26,232       $22,560
Less Accumulated Depreciation       8,990         8,301
                                  $17,242       $14,259



NOTE 7 - SHORT-TERM DEBT

Short-term debt and weighted average interest rates at December 31, 1995 and 1994, and the maximun amount outstanding at any month-end during the year are summarized as follows:

                                          December 31, 1995
                                   Year-End                       Maximum
                           Amount  Weighted    Average          Outstanding
                            Out-    Average     Out-    Average    at any
                          standing   Rate     standing    Rate   Month-End
                                      (In Thousands of Dollars)
Federal Funds Purchased
 and Securities Sold
 Under Agreements to
 Repurchase             $ 17,407     5.0%   $ 15,402    5.69%   $ 23,688
                        $ 17,407     5.0%   $ 15,402    5.69%   $ 23,688

                                          December 31, 1994
                                   Year End                       Maximum
                           Amount  Weighted    Average          Outstanding
                            Out-    Average     Out-    Average    at any
                          standing   Rate     standing    Rate   Month-End
                                      (In Thousands of Dollars)
Federal Funds Purchased
 and Securities Sold
 Under Agreements to
 Repurchase             $ 19,877     4.56%   $ 17,288   3.36%   $ 25,597
Other Short-term Borrowing 1,500     6.75          17   5.85       1,500
                        $ 21,377     4.71%   $ 17,305   3.37%   $ 27,097


Federal funds purchased include reserves at the Federal Reserve or correspondent bank purchases on a daily basis to satisfy reserve requirements.
Securities sold under repurchase agreements mature daily or on demand.

NOTE 8 - LONG-TERM DEBT

The Company had unsecured term debt executed on September 16, 1994 with a face value of $2,000,000.
The loan was payable in quarterly installments of $100,000 plus interest at the fixed rate of 7.60%. The balance at December 31, 1994 was $1,900,000. The agreement contained restrictions to maintain prescribed levels of risk-based and other capital ratios, keep nonperforming assets below an established minimum percentage of loans, and certain other restrictions. At December 31, 1994, the Company was in substantial compliance with all covenants. The remaining balance of the loan was paid during 1995.





NOTE 9 - INCOME TAXES


Net deferred tax assets consist of the following components:
                                            December 31,
                                         1995         1994
                                      (In Thousands of Dollars)
Deferred Tax Assets:
 Securities Available for Sale         $            $ 3,086
 Allowance for Possible Loan Losses      1,517        1,456
 Deferred Compensation Plans               643          523
 Net Operating Loss Carryforwards          235          292
 Permanent Decline in Securities           111
 Deferred Loan Fees, Net                    93           77
 Capital Loss Carryforwards                 35           35
 Investment Tax Credit Carryforwards        31           31
 Other                                      37          122
                                       $ 2,702      $ 5,622
Valuation Allowance                         66           66
                                       $ 2,636      $ 5,556
Deferred Tax Liabilities:
 Securities Available for Sale         $   238      $
 Bank Premises and Equipment               885          828
 Accretion of Discounts, Net               243          131
                                       $ 1,366      $   959
                                       $ 1,270      $ 4,597


NOTE 9 - INCOME TAXES (continued)


The components of consolidated income tax expense are as follows:

                         Years Ended December 31,
                        1995        1994       1993
                         (In Thousands of Dollars)
Current Payable     $   2,964     $ 3,063    $ 3,290
Deferred (Prepaid)          3         (39)      (401)
                    $   2,967     $ 3,024    $ 2,889



A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statement of income is as follows:


                                     Years Ended December 31,
                                 1995         1994         1993
                                     (In Thousands of Dollars)
Computed Expected Tax Expense  $  4,141     $  4,090     $  4,218
Tax-exempt Interest              (1,380)      (1,346)      (1,153)
Disallowed Interest Expense to
 Carry Tax-exempt Obligations       154          138          117
Utilization of Tax-loss Carryforward                         (405)
Tax Effect of Timing Differences
 Recognized                                                   127
Other, Net                           52          142          (15)
                               $  2,967     $  3,024     $  2,889


At December 31, 1995, the Company had net operating loss carryforwards of $690,849 expiring in the year ending 2004. The net operating loss deduction is limited to $166,857 per year, to be utilized against the earnings of an affiliated bank as defined by Internal Revenue Code Section 382.


NOTE 10 - STOCKHOLDERS' EQUITY

Premier dividend payments are made from dividends received from affiliates which amounted to $11,044,000, $3,004,000, and $2,660,000 at December 31,
1995, 1994, and 1993, respectively.

Under applicable federal law, the Comptroller of the Currency restricts total dividend payments in any calendar year to net profits of that year, as defined, combined with retained net profits for the two preceding years. At
December 31, 1995, retained net profits, free of such restriction, amounted to 14,233,000. Notwithstanding the aforementioned amounts available for dividends, there is a further restriction that each bank must meet prescribed levels of capital.

Legal lending limits on loans to Premier (Parent) are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collareral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. If collateral is in the form of other real or personal property, it must have a market value when the loan is made of at least 30% more than the amount of the loan. Under this definition combined legal lending limit for Premier banks on loans to Parent is $7,149,000 at December 31, 1995. There was deemed to exist between the Parent and an affiliate bank at December 31, 1995 a 23A transaction in the amount of $1,983,000.

Substantially all retained earnings of the Parent are represented by undistributed earnings of the affiliates.

Earnings per share are computed on weighted average number of shares outstanding of 6,650,083, for each of the years in the three-year period ended December 31, 1995.

On December 14, 1995, the Company declared a four-for-three stock split to shareholders of record at the same date. All per share data has been restated to account for this stock split.

Federal regulatroy agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of comparing capital positions of financial institutions are to take into account the different risks among financial institutions' assets and off-balance-sheet items.

Risk-based capital standards have been supplemented with requirements for a minimum leverage ratio. The leverage ratio is the Company's Tier I Capital divided by the amount of the Company's total assets as reported on the balance sheet. In addition, the regulatory agencies consider the published capital levels as minimum levels and may require a Financial Institution to maintain capital at higher levels.



NOTE 10 - STOCKHOLDERS' EQUITY (continued)
A comparison of the Company's capital as of December 31, 1995 with the minimum requirements for well capitalized and adequately capitalized institutions is presented below.


                               Minimum Requirements

                                         Well       Adequately
                            Actual    Capitalized   Capitalized
Tier I Risk-based Capital   13.84%        6.00%        4.00%
Total Risk-based Capital    15.05%       10.00%        8.00%
Leverage Ratio               8.92%        5.00%        4.00%
Tangible Equity              8.92%


NOTE 11 - EMPLOYEE BENEFIT PLANS

A discretionary profit sharing plan and a defined contribution retirement plan are maintained for employees. Total expenses (funded as accrued) related to these plans were $817,000, $814,000 and $812,000 for the years ended
December 31, 1995, 1994 and 1993, respectively. Except for an annual ten percent of participants' eligible compensation minimum funding requirement in the defined contribution plan, there are no other liabilities or commitments for any of these plans.

Deferred compensation plans exist for selected directors and officers of all affiliated banks. Under plan provisions, certain directors and officers entered agreements with the banks which required annual payments for ten years certain, beginning at age 65 or at death. Participants have agreed to waive certain future compensation to reduce overall plan costs. Another plan available to certain officers of one affiliate bank provides for annual payments for fifteen years certain. Payments on this later plan begin upon retirement with certain reductions of benefits in the event of pre-retirement death.

Lives of participants of all plans have been insured for amounts that will partially discharge these obligations. These policies had cash surrender values of $1,061,000 and $947,000 at December 31, 1995 and 1994, respectively, which are reflected in other assets.

At December 31, 1995 and 1994, $1,891,000 and $1,538,000, respectively, had been accrued under these contracts. This liability and related deferred income tax charges of $643,000 and $523,000 arising from nondeductibility of deferred compensation for income tax purposes until paid, are reflected in the financial statements.

The increase in estimated present values of future benefits under these plans is charged to operations annually and amounted to $239,000,$233,000 and $195,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Premier's Long-Term Incentive Plan (The "Plan" ) was approved by the shareholders on April 20, 1995. The Plan administered by the Personal
Committee of the Board of Directors, (the "Committee"), provided for the grant of incentive and non-qualified options, stock appreciation rights
(SAR's) which may or may not be granted in tandem with stock options, limited stock appreciation rights, restricted stock awards and performance shares andperformance units.

NOTE 11 - EMPLOYEE BENEFIT PLANS (continued)

All options and SAR's are granted at not less than 100% of the fair market value of the Common Stock at date of grant except that up to 25% of the shares may be granted in the form of non-qualified stock options priced at no less than 50% of the fair market value of the Common Stock on the date of grant.
All options and SAR's are exercisable no sooner than six months nor more than ten years. All options vest one-third per year for each of the first three years after grant. SAR's entitle the holder to receive cash, shares, other property, or any combination thereof, representing the excess of the Fair
Market Value of one share over the grant price.

Limited Stock Appreciation Rights are SAR's that can only be exercised in the event of a change in control and only for a period of seven months following the date of a change in control.

The Plan permits the Committee to award restricted stock to key employees of the Corporation (without payment of consideration by the participant) with such terms, conditions, restrictions or limitations as the Committee deems appropriate. While the restrictions are in effect, the Committee may permit a participant the right to vote shares and the right to receive any dividends.
Restricted stock awards may be evidenced by stock certificates, book-entry registrations or in such other manner as the committee determines.

The Plan permits the Committee to grant performance shares and performance units to key employees, which will entitle the participant to convert the performance shares or performance units into shares of Common Stock or into cash or into a combination thereof, as determined by the Committee if pre-determined performance targets or goals are met. Performance goals will include one or more of the following: deposit growth, asset quality, net earnings, operating income, cash flow, return on equity, return on capital employed, return on assets, and total stockholder return. Award payments made in cash rather than by the issuance of shares shall not result in additional shares being available for reissuance under the Plan:

The following is a summary of changes in options outstanding:



                        Number         Option       Price
                        of Shares      Per Share    Total
                         (In Thousands of Dollars)
Options outstanding at
 December 31, 1994                    $            $
Granted                 41,720*        12.56        524
Expired
Exercised
Options outstanding at
 December 31, 1995      41,720        $12.56       $524

Shares available for grant
at December 31, 1995   791,613*

*Adjusted for the four for three stock split declared December 14, 1995.


NOTE 12 - LEASE OBLIGATIONS

In the normal course of business, affiliates have entered into operating leases for premises and equipment. Operating lease expense for the years ended
December 31, 1995, 1994 and 1993 was $35,000, $27,000,and $17,000, respectively.
At December 31, 1995, Premier and its affiliates were not obligated under long-term operating or capital leases.

NOTE 13 - OTHER INFORMATION

The principal components of other income and other expenses in the consolidated statements of income are:

                                           Years Ended December 31,
                                        1995        1994          1993
                                              (In Thousands of Dollars)
Other Income (Includes no items in
 excess of 1% of total revenue)        $  271      $  297        $  222
Other Expense
 Data Processing Fees                  $  979      $  622        $  963
 Amortization of Goodwill                 653         288           372
 FDIC Assessment                          691       1,279         1,092
 Other (Includes no items in
  excess of 1% of total revenue)        6,074       5,219         4,126
                                       $8,397      $7,408        $6,553



NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

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

NOTE 14- COMMITMENTS AND CONTINGENT LIABILITIES (continued)

                                    Contractual Amounts
                                      at December 31,
                                    1995            1994
                                 (In Thousands of Dollars)
Financial instruments whose contract amounts represent credit risk:
 Standby Letters of Credit       $   1,547        $  1,664
 Unused Commercial Line Commitments 21,260          18,584
 Revolving Home Equity Lines         6,052           1,452
 Credit Card Lines                   6,091           3,717
 Other                               7,626           1,967



Commitments to extend credit are agreements to lend to a customer as long as there in no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
Since many of the commitments are expected to expire without being used, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances the Company deems necessary.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

NOTE 15 - TRANSACTIONS WITH RELATED PARTIES

The Company's affiliated banks conducts banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Aggregate loan transactions with related parties were as follows:

                                               Years Ended
                                               December 31,
                                         1995              1994
                                        (In Thousands of Dollars)
Balance, Beginning
New Loans                          $      9,410         $   7,752
Repayments                                5,354            18,303
Relationship Changes                     (5,470)          (17,001)
Balance, Ending                          (1,784)              356
                                   $      7,510         $   9,410


NOTE 16 - RESTRICTIONS ON CASH AND DUE FROM BANKS

To comply with banking regulations, the banks are required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $3,703,000 and $2,763,000 for the two-week period including December 31, 1995 and 1994, respectively.


NOTE 17 - UNAUDITED INTERIM FINANCIAL INFORMATION

The following unaudited data includes, in the opinion of management, all adjustments(consisting only of normal, recurring accruals) necessary to present fairly the results of operations for such periods:

                                                  1995
                                          Three Months Ended
                        March 31,      June 30,     September 30,   December 31,
                           (In Thousands of Dollars Except Per Share Data)
Interest Income       $ 12,199       $ 13,038     $ 14,281        $ 14,125
Interest Expense         5,294          6,071        6,856           6,802
Provision for Possible
 Loan Losses               188            127
Securities Gains(Losses)   (40)          (113)          49             (54)
Other Income             1,051          1,115        1,255           1,192
Other Expense            4,818          5,177        5,404           5,183
Income Before Tax
 Expense              $  2,910       $  2,665     $  3,325        $  3,278
Income Tax Expense         708            677          857             725
Net Income            $  2,202       $  1,988     $  2,468        $  2,553
Net Income Per Share  $   0.33       $   0.30     $   0.37        $   0.39


                                                  1994
                                          Three Months Ended
                      March 31,    June 30,       September 30,  December 31,
                           (In Thousands of Dollars Except Per Share Data)
Interest Income       $  11,671      $  11,930    $ 12,059     $ 12,232
Interest Expense          4,999          5,056       5,042        5,210
Provision for Possible
 Loan Losses                 92            155         456          441
Securities Gains(Losses)    672             10         (15)         (25)
Other Income                902            948       1,128         1,061
Other Expense             4,630          4,716       4,810         4,936
Income Before Tax
 Expense              $   3,524      $   2,961    $  2,864     $   2,681
Income Tax Expense          944            706         667           707
Net Income            $   2,580      $   2,255    $  2,197    $    1,974
Net Income Per Share  $    0.39      $    0.33    $   0.33    $     0.30


NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Premier Bankshares Corporation
(Parent Company) is presented below:

                                                       December 31,
                                                  1995              1994
                                                (In Thousands of Dollars)
Assets
 Cash and Noninterest Bearing
  Deposits in Banks                             $   122           $   690
 Interest-bearing Deposits in Banks                  53                51
 Investments                                         61               200
 Investments in Affiliated
  Banks, at Equity                               71,873            58,406
 Loans, Net                                                            38
 Premises & Equipment, Net                        2,953             2,989
 Other Assets                                       201               249
 Intangibles                                        879             1,052
                                                $76,142           $63,675
Liabilities
 Accounts Payable and Accrued Liabilities       $   936           $ 1,282
 Short-term Debt                                                      200
 Long-term Debt                                   1,983             1,900
                                                $ 2,919           $ 3,382

Stockholders' Equity
 Common Stock                                   $13,300           $ 9,975
 Capital Surplus                                 18,704            22,029
 Retained Earnings                               40,818            34,501
 Net Unrealized Gain (Loss) on Securities
  Available For Sale                                401            (6,212)
                                                $73,223           $60,293
                                                $76,142           $63,675

NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION (continued)


Statements of Income

                                        Years Ended December 31,
                                     1995         1994         1993
                                       (In Thousands of Dollars)
Income
 Dividends from Banking Affiliates  $11,044      $3,004       $2,660
 Service Fees                         1,728         273          279
 Interest                                 9           5            4
                                    $12,781      $3,282       $2,943
Expenses
 Salaries and Employee Benefits     $ 1,086      $  737       $  590
 Interest on Short-term Debt            145           1            8
 Interest on Long-term Debt             151          39           18
 Equipment Rentals, Depreciation
  and Maintenance                       234         112          148
 Professional Fees                      425         675           84
 Postage                                247          12            8
 Courier                                156
 Data Processing                        108          27           11
 Amortization of Goodwill and
  Other Intangibles                     173         173          270
 Other                                  420         235          152
                                    $ 3,145      $2,011       $1,289

Income Before Income Tax Benefit and
 Equity in Undistributed Income
 of Affiliates                      $ 9,636      $1,271       $1,654
Federal Income Tax Benefit              321         499          213
Income Before Equity in Undistributed
 Income of Affiliates               $ 9,957      $1,770       $1,867
Equity in Undistributed
 Income of Affiliates                  (746)      7,236        7,652
Net Income                          $ 9,211      $9,006       $9,519


NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION  (continued)


Statements of Cash Flows

                                            Years Ended December 31,
                                         1995        1994         1993
                                          (In Thousand of Dollars)
Cash Flows From Operating Activities
 Net Income                             $ 9,211     $ 9,006      $ 9,519
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation of Premises & Equipment     185          80           69
   Deferred Tax Assets (Liabilities)       (100)         93
   Amortization of Intangibles              173         173          270
   Decrease (Increase) in Equity in
    Undistributed Income of Affiliates      746      (7,236)      (7,652)
   Decrease (Increase) in Other Assets      148        (149)        (104)
   Decreae (Increase) In Accounts Payable
    and Accrued Liabilities                (346)        610          129
   Net Cash Provided By Operating
    Activities                          $10,017      $2,577       $2,231
Cash Flows From Investing Activities
  Net Increase in Temporary Investments $    (2)     $  (51)      $
  Purchase Of Investment Security           (61)       (200)
  Sale of Investment Security               200
  Repayment of Loan Receivable
   From Affiliate                         1,041         959
  Advance of Loan Receivable
   From Affiliate                         1,983
  Investment in Affiliates               (7,600)         70          169
  Net Decrease In Customer Loan              38          17
  Premises and Equipment Expenditures      (149)     (2,852)         (17)
  Net Cash Provided By (Used In)
  Investing Activity                    $(5,591)    $(1,975)      $1,111
Cash Flows From Financing Activities
 Increase (Decrease) in Short-term Debt $  (200)    $   140       $ (140)
 Issuance of Long-term Debt                           2,000
 Repayment of Long-term Debt             (1,900)       (100)        (776)
 Purchase of Capital Stock                                            (7)
 Cash Dividends                          (2,894)     (2,377)      (2,152)
 Net Cash Used in Financing Activities  $(4,994)    $  (337)     $(3,075)
  Net Increase(Decrease) in Cash and Due
   from Banks                           $  (568)     $  265      $   267
Cash and Due from Banks
  Beginning                                 690         425          158
  Ending                                $   122      $  690      $   425




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE
  None


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11. EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*


*This information is incorporated by reference from the registrant's definitive proxy statement pursuant to Instruction G of Form 10-K since the Registrant has filed with the Securities and Exchange Commission a definitive Proxy Statement in respect to its 1996 Annual Stockholders Meeting.
                               PART IV


ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
K

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

(b)  No reports on Form 8-K were filed for the three months ended
December 31, 1995.




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



/s/ Donald B. Baker,    Director          /s/ Charles C. Henley,  Director
    Date Executed: 02-15-96                   Date Executed: 02-15-96

/s/ Claude H. Vandyke,  Director          /s/ Stanley King, Sr.,  Director
    Date Executed: 02-15-96                   Date Executed: 02-15-96

/s/ George R. Smith,Jr.,Director          /s/ John A. Johnston,   Director
    Date Executed: 02-15-96                   Date Executed: 02-15-96

/s/ Robert B. Brittain, Director          /s/ Miles L. Hillman,   Director
    Date Executed: 02-15-96                   Date Executed: 02-15-96

/s/ Jack P. Chambers,   Director          /s/ Gene H. James,      Director
    Date Executed: 02-15-96                   Date Executed: 02-15-96

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

                     YEAR ENDED DECEMBER 31, 1995

                    PREMIER BANKSHARES CORPORATION

                         BLUEFIELD, VIRGINIA

FORM 10-K--ITEM 14 (a) (1) and (2)

     PREMIER BANKSHARES CORPORATION AND AFFILIATES

     Index to Financial Statements and Schedules


                                                             Page

 The following report of independent auditors and consolidated financial statements of Premier
 Bankshares Corporation and Affiliates for the year ended December 31, 1995 are included in Item 8:

 Report of Independent Auditors                                32

 Consolidated Balance Sheets - December 31, 1995 and           34
 1994
 Statements of Consolidated Income - Years ended
 December 31, 1995,                                            35
   1994 and 1993
 Statements of Changes in Stockholders' Equity -
 Years ended December 31,    1995, 1994 and 1993               36

 Statements of Consolidated Cash Flows - Years ended
 December 31, 1995,     1994 and 1993                       37-38

 Notes to Consolidated Financial Statements                 39-63

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

Subsidiaries of Registrant:


                        Percentage  Organized Under      Parent
                          Owned      Jurisdiction     Corporation
                                          of

 Premier Bank-Central,    100.00      The United      Registrant
 N.A.                                  States of
                                        America

 Premier Bank, N.A.       100.00      The United      Registrant
                                       States of
                                        America

 Premier Bank-South,      100.00      The United      Registrant
 N.A.                                  States of
                                        America

 Premier Trust Company    100.00      Laws of the     Registrant
                                       State of
                                       Virginia

 Premier Bank Services    100.00      Laws of the     Registrant
 Corporation                           State of
                                       Virginia

 Professional Financial   100.00      Laws of the     Registrant
 Services of Virginia,                 State of
 Inc.                                  Virginia