Form 10-Q
period 1996-03-31
PREMIER BANKSHARES CORP
filed 1996-06-12
CIK 797541

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to____For Quarter Ended
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

Registrant's telephone number including area code (540) 322-2242

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.

Common stock, $2 par value - 6,650,083 shares.

                              INDEX

                                                         Page
                                                         No.
Financial Information:     Part I.
Item 1.          Financial Statements
                 Consolidated Balance Sheets -
                  March  31, 1996 and December 31, 1995  3
                 Consolidated Statements of Income -
                   Three Months March 31, 1996 and 1995  4
                 Consolidated Statements of
                   Stockholders' Equity - Three Months
                    Ended March 31, 1996 and 1995        5
                 Consolidated Statements of Cash Flows
                   Three Months Ended March  31,
                   1996 and 1995                         6

                 Notes to Consolidated Financial         7-10
                 Statements
                 Supplemental Financial Data (Tables I   11-13
                 - III)
Item 2.          Management's Discussion and Analysis
                 of                                      14-15
                   Financial Condition and Results of
                 Operations

Other Information:         Part II.
Item 1.          Legal Proceedings                       16
Item 2.          Changes in Securities                   16
Item 3.          Defaults Upon Senior Securities         16
Item 4.          Submission of Matters to a Vote of
                   Security Holders                      16
Item 5.          Other Information                       16
Item 6.          Exhibits and Reports on Form 8-K        16


ITEM 1.   FINANCIAL INFORMATION:

         PREMIER BANKSHARES CORPORATION AND AFFILIATES
                  CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars)

                                            March 31,     December   31,
                                              1996        1995
ASSETS:
Cash and Due From Banks                $    23,533  $   28,957
Securities Held to Maturity
(Approximate Market Value $32,304 in
1996; $34,014 in 1995)                      31,544      33,348
Securities Available for Sale
(Amortized Cost $231,912 in 1996
$233,545 in 1995)                          230,301     234,183
Federal Funds Sold                          15,204      24,105
Loans, Net of Unearned Income of
$4,936 in 1996, $5,386 in 1995  and
Allowance for Loan Losses of $5,276 in
1996 and $5,430 in 1995                    420,982     400,569
Bank Premises and Equipment                 17,150      17,242
Other Assets                                23,763      23,631

      TOTAL ASSETS                     $   762,477  $  762,035

LIABILITIES:
Deposits:
  Demand                               $    75,050      70,431
  Interest-bearing Demand                   84,442      89,558
  Savings                                  141,150     141,142
  Large Denomination Certificates
   of Deposit                               54,323      52,839
  Other Time                               310,134     307,943

         TOTAL DEPOSITS                $   665,099  $  661,913
Short-term Debt                             16,904      17,407
Other Liabilities                            7,043       9,492
Long-term Debt
TOTAL LIABILITIES                      $   689,046  $  688,812

SHAREHOLDERS' EQUITY:
Capital Stock-Common-$2 Par
  10,000,000 Authorized; 6,650,083
  Shares Issued in 1996 and 1995       $    13,300  $   13,300
Surplus                                     18,696      18,704
Undivided Profits                           42,524      40,818
Net Unrealized Gain(Loss) on Securities     (1,089)         401
      TOTAL STOCKHOLDERS' EQUITY       $    73,431  $   73,223
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY           $   762,477  $  762,035

[FN]
Notes to financial statements are an integral part of these statements.


              PREMIER BANKSHARES CORPORATION AND AFFILIATES
                    CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands of Dollars)

                                            1996        1995
INTEREST INCOME:
Loans and Fees                           $  10,160 $    8,733
Federal Funds Sold                             332        229
Securities Held to Maturity                  1,008        911
Securities Held for Sale                     2,692      2,326

     Total Interest Income               $  14,192 $   12,199
INTEREST EXPENSE:
Demand Deposits                          $     514 $      462
Savings Deposits                             1,068      1,234
Large Denomination Certificates
  of Deposit                                   738        590
Other Time Deposits                          4,197      2,750
Short-term Debt                                194        221
Long-term Debt                                             37
     Total Interest Expense              $   6,711 $    5,294
     Net Interest Income                 $   7,481 $    6,905

ADDITION TO ALLOWANCE FOR LOAN AND LEASE
LOSSES                                          35        188
     Net Interest Income After Addition
to Allowance for Loan and Lease Losses   $   7,446 $    6,717
OTHER INCOME:
Service Charges on Deposit Accounts      $     688 $      509
Trust Department Income                         41         39
Other Service Charges, Commissions and Fees    510        386
Other Operating Income                         110        117
Security Gains (Losses)                        (34)       (40)
     Total Other Income                  $   1,315 $    1,011
OTHER EXPENSES:
Salaries                                 $   2,268 $    1,922
Employee Benefits                              585        485
Occupancy Expenses                             317        225
Furniture and Equipment Expenses               309        299
Other Operating Expenses                     1,939      1,887
     Total Other Expense                 $   5,418 $    4,818
Income Before Income Taxes               $   3,343 $    2,910
Applicable Income Taxes                        840        708
     Net Income                          $   2,503 $    2,202
NET INCOME PER SHARE                     $    0.38 $     0.33
CASH DIVIDENDS PER SHARE                 $    0.12 $    0.105

The notes to financial statements are an integral part of these statements.

           PREMIER BANKSHARES CORPORATION AND AFFILIATES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In Thousands of Dollars)

                                                Three Months Ended
                                                     March 31,
                                                   1996       1995

Balance at Beginning of Year                  $   73,223  $  60,293
Net Income                                         2,503      2,202
Cash Dividends Declared                            (798)      (698)
Other                                                (7)
Change in Valuation Allowance for Securities     (1,490)      2,122
Balance at End of Period                      $   73,431  $  63,919




[FN]
The notes to financial statements are an integral part of these statements.



            PREMIER BANKSHARES CORPORATION AND AFFILIATES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In Thousands of Dollars)

                                                           Three Months Ended
                                                                   March 31,
                                                               1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $    2,503  $     2,202
  Adjustments to Reconcile Net Income to Cash
    Provided by Operating Activities:
      Depreciation and Amortization of Premises
        and Equipment                                           299          241
      Provision for Loan Losses                                  35          188
      Amortization of:
        Goodwill and Intangibles                                249           72
        Premiums and Accretion of Discounts,Net                 264          115
      Security Gains (Losses)                                    34           40
      Increase in Other Assets                                (378)        (497)
      Increase in Other Liabilities                         (2,449)        2,241
      Net Cash Provided by Operating Activities          $      557  $     4,602
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease in Temporary Investments                  $    8,901  $       287
  Sale of Securities Available for Sale                       8,128        5,567
  Maturities of Securities Available for Sale                16,584        3,687
  Purchases of Securities Available for Sale               (22,616)      (1,485)
  Maturities of Securities Held to Maturity                   1,794        4,334
  Purchase of Securities Held to Maturity
  Sale  of Foreclosed Properties                                         (1,195)
  Net Increase in Customer Loans                           (20,448)      (3,971)
  Premises and Equipment Expenditures                         (230)        (289)
  Sales of Premises and Equipment                                20
     Net Cash (Used) in Provided by Investing Activities $  (7,867)  $     6,935
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Decrease in Demand Deposits,
    Now and Savings Accounts                             $    (489)  $  (15,739)
  Net Increase in Time Deposits                               3,675        8,530
   Borrowings of Long-term Debt                                            (100)
  Payments on Long-term Debt                                             (3,808)
  Net Decrease in Short-term Debt                             (503)        (698)
  Cash Dividends Paid                                         (797)
    Net Cash Provided by (Used) in Financing Activities  $    1,886  $  (11,815)
    Net Increase in Cash and Due from Banks              $  (5,424)  $     (278)
 CASH AND DUE FROM BANKS:
  Beginning                                                  28,957       19,475
  Ending                                                 $   23,533  $    19,197
Supplemental Disclosures of Cash Flow Information:
  Cash Payments for Interest Paid:
    To Depositors                                        $    7,070  $     4,598
    On Federal Funds Purchased and Securities Sold
      Under Agreement to Repurchase                      $      194  $       224
    Income Taxes                                         $      124  $

[FN]
  The notes to financial statements are an integral part of these statements.


            PREMIER BANKSHARES CORPORATION AND AFFILIATES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.   General

    The consolidated statements include the accounts of Premier and its affiliates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 1996, and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

    The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

  2.   Investment Securities

       Carrying amounts and fair values of securities being held to maturity are summarized as follows:


                                                           March 31, 1996
                                                     Gross      Gross  Estimated
                                       Amortized Unrealized Unrealized    Market
                                          Cost       Gains     Losses      Value

                                        (In Thousands of Dollars)
       Obligations of States and
       Political Subdivisions         $    31,544 $   941  $      181 $   32,304

                                     $    31,544 $   941  $       181 $   32,304



                                                December 31, 1995
                                                 Gross      Gross   Estimated
                                  Amortized  Unrealized  Unrealized      Market
                                    Cost         Gains     Losses       Value
                                  (In Thousands of Dollars)
  Obligations of States and
  Political Subdivisions          $    33,282  $     844   $ 178    $     33,948
  Other Debt Securities                    66                                 66
                                    $    33,348  $     844   $ 178  $     34,014

    2. Investment Securities (continued)
       Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:


                                                     March 31, 1996
                                                      Gross     Gross  Estimated
                                       Amortized  Unrealized Unrealized Market
                                          Cost        Gains     Losses  Value
                                        (In Thousands of Dollars)

  U.S. Treasury Securities         $     8,931  $      14 $      3 $      8,942
  U.S. Government Agencies and
  Corporations                          77,886         32      559       77,359
  Obligations of States and
  Political Subdivisions                48,302        944      106       49,140
  Corporate Securities                  13,082         24        1       13,105
  Mortgage-backed Securities            67,859               1,724       66,135
  Marketable Equity                      1,596                 175        1,421
  Other Debt Securities                 14,256          2       59       14,199
                                   $   231,912  $   1,016 $  2,627 $    230,301


                                                  December 31, 1995
                                               Gross      Gross      Estimated
                                 Amortized  Unrealized  Unrealized     Market
                                    Cost        Gains     Losses      Value
                                        (In Thousands of Dollars)
  U.S. Treasury Securities      $    10,492  $  62  $              $  10,554
  U.S. Government Agencies and
   Corporations                     107,857    471        425        107,903
  Obligations of States and
   Political Subdivisions            52,022  1,355        128         53,249
     Corporate Securities            13,700     97          5         13,792
     Mortgage-backed Securities      46,084     46        693         45,437
     Marketable Equity                1,596      1        131          1,466
     Other Debt Securities            1,794      1         13          1,782
                                $   233,545 $2,033  $   1,395      $ 234,183

                                                    Three Months Ended
                                                          March 31,
                                                      1996         1995

                                                (In Thousands of Dollars)
       Gross proceeds from sales of Securities    $    8,128        5,567

       Gross Gains on Sale of Securities          $       28     $     62
       Gross Losses on Sale of Securities                (62)         (102)
         Net Securities Losses                     $     (34)     $   (40)



           PREMIER BANKSHARES CORPORATION AND AFFILIATES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.   Loans
     The following is a summary of loans outstanding at the end of the periods indicated:

                                              March 31,    December 31,
                                                 1996         1995
                                          (In Thousands of Dollars)

Commercial, Financial, and Agricultural     $  159,438 $    132,601
Real Estate - Construction                      13,226       12,393
Real Estate - Mortgage                         159,301      165,900
Loans to Individuals                            96,902       97,554
Others                                           2,327        2,937
                                               431,194      411,385
Less Unearned Income                           (4,936)      (5,386)
                                               426,258      405,999
Less Allowance for Loan and Lease Losses       (5,276)      (5,430)
                                            $  420,982 $    400,569


     The following schedule summarizes the changes in the allowance for loan and lease losses:

                              March 31,   March 31,  December 31,
                                1996        1995       1995
                                   (In Thousands of Dollars)

Balance, Beginning         $   5,430   $  5,844 $      58446
Provision Charged Against
 Income                           35        188          315
Recoveries                        61        134          314
Loans Charged Off              (250)      (168)      (1,043)
Balance, Ending            $   5,276   $  5,998 $      5,430

     Nonperforming assets consist of the following:

                           March 31,   December 31,
                             1996         1995
                     (In Thousands of Dollars)
Nonaccrual Loans           $ 1,393   $    1,925
Restructured Loans             744          714
Nonperforming Loans          2,137        2,639
 Foreclosed Properties         926          881
Nonperforming Assets       $ 3,063   $    3,520

     Total loans past due 90 days or more and still accruing were $1,609 on March 31, 1996 and $1,548 on December 31, 1995.


       PREMIER BANKSHARES CORPORATION AND AFFILIATES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



4.      Short-term Debt
       Short-term debt consists of the following:

                                        March 31, December 31,
                                           1996     1995
                                     (In Thousands of Dollars)
  Federal Funds Purchased and
    Securities Sold
    Under Agreements to Repurchase    $  16,904 $    17,407

     Total Short-term Debt            $  16,904 $    17,407


5.      Long-term Debt
     The long-term note dated 9/16/94 was paid off in December, 1995. As a result, there was no long-term debt outstanding as of March 31, 1996.


6.      Earnings Per Share
      Earnings per share are computed on the weighted average common shares outstanding of 6,650,083 for the three months ended March 31, 1996 and 1995, respectively.


7.      Capital Requirements
      A comparison of the Company's capital as of March 31, 1996 with the minimum requirements is presented below.

                                             Minimum
                                 Actual   Requirements

    Tier I Risk-based Capital    12.17 %       4.00 %
    Total Risk-based Capital     13.17 %       8.00 %
    Leverage Ratio                8.39 %       4.00 %


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

                                                                     TABLE I

Consolidated Selected Financial Data
(Amounts in thousands, except per share data)

                                                              1996

                                                              First
                                                            Quarter

Interest Income                                           $   14,192
Interest Expense                                               6,711
Net Interest Income                                            7,481
Provision for Loan Losses                                         35
Net Income                                                     2,503
Per Share Data:
  Net Income                                                    0.38
  Cash Dividends Paid                                           0.12
Total Average Stockholders' Equity                        $   73,987
Total Average Assets                                      $  759,329

Ratios:
  Average Stockholders' Equity
   to Total Average Assets                                      9.74 %
  Return on Average Equity                                     13.53 %
  Return on Average Assets                                      1.32 %


                                                1995
                             Fourth     Third       Second         First
                            Quarter     Quarter     Quarter      Quarter

Interest Income        $    14,125  $  14,281  $   13,038   $   12,199
Interest Expense             6,802      6,856       6,071        5,294
Net Interest Income          7,323      7,425       6,967        6,905
Provision for Loan
  Losses                                              127          188
Net Income                   2,553      2,468       1,988        2,202
Per Share Data:
  Net Income                  0.39       0.37        0.30         0.33
  Cash Dividends Paid        0.115      0.105       0.105        0.105
Total Average
Stockholders' Equity   $    70,387  $  68,803  $   62,968   $   59,938
Total Average Assets   $   756,507  $ 755,186  $  681,947   $  653,074
Ratios:
Average Stockholders'
Equity to Total Average
Assets                        9.30 %     9.11  %     9.23  %      9.18 %
Return on Average Equity     14.51 %    14.35  %    12.63  %     14.70 %
Return on Average Assets      1.35 %     1.31  %     1.17  %      1.35 %


                                                                  TABLE II
DISTRIBUTION OF ASSETS, LIABILITIES, STOCKHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL

The following schedule presents the condensed consolidated average balance sheets and the average rates earned and paid by Premier and its affiliates on a fully taxable equivalent basis assuming a 34% tax rate for the three months ended March 31, 1996 and 1995. Nonaccruing loans are included in the total loans.

                                     1996                      1995
                         Average    Interest   Yield/  Average  Interest  Yield/
                         Balance    And Fees    Rate   Balance  And Fees   Rate
                        (In Thousands of Dollars)     (In Thousands of Dollars)

Assets
Interest-earning Assets:
  Loans and Leases       $ 413,270 $  10,160    9.83%  $ 369,497 $ 8,740  9.46 %
  Taxable Investment
    Securities             185,591     2,692    5.80    153,160    2,278  5.95
  Nontaxable Investment
   Securities               77,871     1,527    7.84     71,903   1,453   8.08
  Interest-bearing Deposits
    with Other Banks
  Federal Funds Sold and Securities
    Purchased Under
    Agreements to Resell    23,868       332    5.56     15,804     229   5.80
Total Interest-earning
  Assets                  $700,600 $  14,711    8.40% $ 610,364 $12,700   8.32 %

Noninterest-earning Assets:
  Cash and Noninterest-
   bearing Deposits      $  23,343                    $  22,389
  Premises and Equipment,
   Net                      17,194                       14,304
  Other Assets              23,597                       11,925
  Less Allowance for Loan
   and Lease Losses        (5,405)                      (5,908)

    Total Assets         $ 759,329                    $ 653,074

Liabilities and Stockholders' Equity
Interest-bearing Liabilities:

  Demand Deposits        $  83,140 $     514    2.47% $  66,342 $   462   2.79 %
  Savings Deposits         140,507     1,068    3.04    152,251   1,234   3.24
  Large Denomination Certificates
    of Deposits            53,813       738    5.49     49,355     590   4.78
  Other Time Deposits     310,963     4,197    5.40    235,871   2,750   4.66
  Short-term Borrowings    16,290       194    4.76     18,645     221   4.74
  Long Term Borrowings                                   1,977      37   7.49
    Total Interest-bearing
      Liabilities       $ 604,713 $   6,711    4.44% $ 524,441 $ 5,294   4.04 %
Noninterest-bearing Liabilities:
  Demand Deposits          73,519                       65,230
  Other Liabilities         7,110                        3,465

Stockholders' Equity       73,987                       59,938

 Total Liabilities and
  Stockholders' Equity  $ 759,329                    $ 653,074
Net Interest Differential                      3.96%                     4.28 %
Net Interest Earnings             $   8,000                    $ 7,406
Net Yield on Interest-earning
  Assets                                       4.57%                     4.85 %


                                                                 TABLE III

A summary of the increases and decreases of the items included in the Consolidated Statements of Income are shown below:


                                                 Net Increases (Decreases)
                                                 Three Months Ended
                                                     March  31,
                                                 1996  and 1995
                                                 (In Thousands of Dollars)

INTEREST INCOME:

  Interest and Fees on Loans                     $  1,427     16.34 %
  Federal Funds Sold                                  103     44.98 %
  Interest on Investments Held to Maturity
    Nontaxable                                         97     10.65 %
  Interest on Securities Held for Sale, Taxable       366     15.74 %
       Total Interest Income                        1,993     16.34 %

INTEREST EXPENSE:
  Demand Deposits                                      52     11.26 %
  Savings Deposits                                  (166)   (13.45) %
  Large Denomination Certificates of Deposits         148     25.08 %
  Other Time Deposits                               1,447     52.62 %
  Short-term Debt                                    (27)   (12.22) %
  Long-term Debt                                     (37)  (100.00) %

    Total Interest Expense                          1,417     26.77 %
    Net Interest Income                               576      8.34 %

ADDITION TO ALLOWANCE FOR LOAN
  LEASE LOSSES                                      (153)   (81.38) %
    Net Interest Income After Addition to
Allowance for Loan and Lease Losses                   729     10.85 %

OTHER INCOME:
  Service Charges on Deposit Accounts                 179     35.17 %
  Trust Department Income                               2      5.13 %
  Other Service Charges, Commissions and Fees         124     32.12 %
  Other Operating Income                              (7)    (5.98) %
  Security Gains (Losses)                               6     N/A
    Total Other Income                                304     30.07 %

OTHER EXPENSES:
  Salaries                                            346     18.00 %
  Employees Benefits                                  100     20.62 %
  Occupancy Expenses                                   92     40.89 %
  Furniture and Equipment Expenses                     10      3.34 %
  Other Operating Expenses                             52      2.76 %
    Total Other Expense                               600     12.45 %
    Income Before Income Taxes                        433     14.88 %
    Applicable Income Taxes                           132     18.64 %

NET INCOME                                       $    301     13.67 %


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

EARNINGS PERFORMANCE

      Net income for the first three months of 1996 was $2,503,000, a $301,000 or 13.67% increase over the $2,202,000 earned for the same period in 1995. This increase was largly the result of an increase in net interest income of $576,000. On a per share basis, net income for the first three months of 1996 increase to $0.38 compared to $0.33 for the same period in 1995, with 6,650,083 average shares outstanding for both the three months ending March 31, 1996 and 1995, respectively.

NET INTEREST INCOME

      Net interest income, before provision for loan losses for the three
months ended March 31, 1996, was $7,481,000, a $576,000, or   8.34%
increase from $6,905,000 recorded for the same period of 1995. The net interest differential for this period (the difference between the tax-equivalent yield on interest-bearing assets and the rate paid on
interest-bearing liabilities) decreased 31 basis points  to  3.96%.   The
tax-equivalent yield on earning assets increased from 8.32% in 1995 to 8.40%, or 8 basis points in 1996 while the rate paid on interest-bearing liabilities increased 40 basis points to 4.44%.

      The net yield (fully taxable equivalent) on earning assets decreased 28 basis points in 1996 to 4.57% compared to 4.85% in 1995. Yields on loans increased 37 basis points from 9.46% to 9.83% with the average balance increasing $43,773,000 over 1995. The average yield on taxable and nontaxable investment securities decreased 15 and 24 basis points, while the average balances increased $32,431,000 and $5,968,000, respectively. The average rate earned on fed funds dropped 24 basis points in 1996 when compared to 1995, while the average balance increased $8,064,000. The average rates paid on demand deposits and savings decreased by 32 and 20 basis points, respectively. Rates on large denomination and other time deposit rates increased 71 and 74 basis points, respectively. The rate paid on short-term borrowings remained almost the same with an increase of only 2 basis points. The long-term debt outstanding in as of March 1995 was paid off in December 1995 and no other long-term debt existed. The average balance of interest-bearing liabilities increased $80,272,000 over March 1995. The increased volume of earning assets and liabilities in 1996 over 1995 was largely due to the purchase of the seven NationsBank branches.

OTHER INCOME AND EXPENSES

      Total other income increased $304,000 or 30.07% to $1,315,000 almost entirely due to an increase in service charges on deposit accounts of $179,000 and an increase in other service charges, commissions and fess of $124,000. These increases weree due in part to the increased volume of loans and deposits and the restructuring and standardization in 1995 of deposit accounts and service charges. Net security losses in 1996 were $34,000 compared to net losses of $40,000 in 1995. Trust department income remained virtually the same, a $2,000 increase, and other operating income decreased by $7,000.

OTHER INCOME AND EXPENSES (Continued)

      Other  expenses increased $600,000 or 12.45% over  March 31, 1995.
Of this increase, salaries and employee benefits accounted for $346,000 and $100,000 respectively; occupancy and furniture and equipment expenses for $92,000 and $10,000, respectively, -- again, these increased expenses were impacted by the purchase of the seven additional branches. The most significant changes in other operating expenses were a decrease in FDIC assessments of $320,000 and an increase in the amortization of goodwill of $146,000, as a result of the branch acquisitions. Less significant increases and decreases account for the difference.

INVESTMENTS, LOANS, AND DEPOSITS

      Net loans increased $20,413,000 or 5.10%, while investments decreased $5,686,000 (2.13%), fed funds sold decreased $8,901,000 and cash and due from banks decreased $5,424,000. Total assets increased only $442,000 for the first three months of 1996. Demand deposits, large denomination certificates and other time deposits increased by $4,619,000, $1,484,000 and $2,191,000, respectively. Savings remained at the same level while interest-bearing demand deposits decreased $5,116,000 from March 1995. Short-term debt, which includes fed funds purchased and repurchase agreements, decreased $503,000 over year end 1995.

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The allowance for loan and lease losses on March 31, 1996 was $5,276,000 compared to $5,430,000 at December 31, 1995, and $5,998,000 at March 31, 1995. The ratio of allowance for loan and lease losses to total loans net of unearned income was 1.24% at March 31, 1996. Charge-offs were $250,000 for the first three months of 1996 compared to $168,000 for the same period in 1995. Recoveries of $61,000 were booked in the first three months of 1996; $134,000 in 1995. Management believes the allowance is adequate at the March 31, 1996 level with year to date provisions made of $35,000.


CAPITAL RESOURCES

      Total stockholders equity or capital amounted to $73,431,000 at March 31, 1996. The leverage ratio at March 31, 1996 was 8.39%.

LIQUIDITY AND INTEREST SENSITIVITY

      Almost the entire deposit base is made up of core deposits with only 8.17% of total deposits composed of certificates of deposit of $100,000 and over. At March 31, 1996, federal funds and investment securities maturing within one year amounted to $44,115,000, or 6.63% of total deposits. In addition, $97,985,000 of investment securities or 14.73% of deposits, mature within the 1-5 year range.

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


                                   PREMIER BANKSHARES CORPORATION


Date: May 15, 1996       BY /s/ James R. Wheeling
                                James R. Wheeling, President


Date: March  15, 1996    BY/s/  Ellen Simpson
                                Ellen Simpson, Secretary
                               (Accounting Officer)