Form 10-Q
period 1996-06-30
PREMIER BANKSHARES CORP
filed 1996-08-12
CIK 797541

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from
_____________________to____________________

For Quarter Ended_____________      Commission file number     0-15729

                  PREMIER BANKSHARES CORPORATION
      (Exact name of registrant as specified in its charter)

          VIRGINIA                           54-1377250
     State or other jurisdiction of     (I. R. S. Employer)
     incorporation or organization      Identification No.)

     29 College Drive
     P. O. Box 1199, Bluefield, VA              24605
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

Common stock, $2 par value - 6,650,083 shares.

                              INDEX

                                                         Page No.
Part I.   Financial Information:
       Item 1.  Financial Statements
                Consolidated Balance Sheets -
                 June  30, 1996 and December 31, 1995    3
                Consolidated Statements of Income -
                  Three and Six Months Ended June 30,
                1996 and 1995                            4
                Consolidated Statements of
                  Stockholders' Equity - Six Months
                  Ended June 30, 1996 and 1995           5
                Consolidated Statements of Cash Flows
                  Six Months Ended June 30,
                  1996 and 1995                          6
                Notes to Consolidated Financial
                Statements                               7-10
                Supplemental Financial Data (Tables
                  I - III)                               11-13
       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                Operations                               14-15

Part II.   Other Information:
       Item 1.  Legal Proceedings                        16
       Item 2.  Changes in Securities                    16
       Item 3.  Defaults Upon Senior Securities          16
       Item 4.  Submission of Matters to a Vote of       16
       Item 5.  Security Holders Other Information       16
       Item 6.  Exhibits and Reports on Form 8-K         16


ITEM 1.   FINANCIAL INFORMATION:

         PREMIER BANKSHARES CORPORATION AND AFFILIATES
                  CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars)

                                                     June 30,   December 31,
                                                       1996      1995
ASSETS:
Cash and Due From Banks                              $  29,454 $  28,957
Securities Held to Maturity (Approximate Market
Value $31,287 in 1996; $34,014 in 1995)                 30,658    33,348
Securities Available for Sale (Amortized Cost
$208,468 in 1996 $233,545 in 1995)                     205,567   234,183
Federal Funds Sold                                      12,150    24,105
Loans, Net of Unearned Income of $5,012 in 1996,
$5,386 in 1995 and Allowance for Loan Losses of
$5,329 in 1996 and $5,430 in 1995                      439,502   400,569
Bank Premises and Equipment                             17,151    17,242
Other Assets                                            22,595    23,631
      TOTAL ASSETS                                   $ 757,077 $ 762,035

LIABILITIES:
Deposits:
  Demand                                             $  73,122    70,431
  Interest-bearing Demand                               84,935    89,558
  Savings                                              136,926   141,142
  Large Denomination Certificates
    of Deposit                                          53,775    52,839
  Other Time                                           307,393   307,943
         TOTAL DEPOSITS                              $ 656,151 $ 661,913
Short-term Debt                                         21,023    17,407
Other Liabilities                                        5,478     9,492
Long-term Debt
TOTAL LIABILITIES                                    $ 682,652 $ 688,812

SHAREHOLDERS' EQUITY:
Capital Stock-Common-$2 Par
  10,000,000 Authorized; 6,650,083
  Shares Issued in 1996 and 1995                     $  13,300 $  13,300
Surplus                                                 18,696    18,704
Undivided Profits                                       44,377    40,818
Net Unrealized Gain (Loss) on Securities               (1,948)       401
      TOTAL STOCKHOLDERS' EQUITY                     $  74,425 $  73,223
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                         $ 757,077 $ 762,035

Notes to financial statements are an integral part of these statements.

              PREMIER BANKSHARES CORPORATION AND AFFILIATES
                    CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands of Dollars)
                                 Three Months Ended      Six Months Ended
                                      June 30,             June 30,
                                         1996     1995   1996     1995


INTEREST INCOME:
Loans and Fees                      $  10,514 $  9,246 $ 20,674 $ 17,979
Federal Funds Sold                        157      501      489      730
Securities Held to Maturity               972    1,542    1,980    2,501
Securities Held for Sale                2,574    1,749    5,266    4,027
     Total Interest Income          $  14,217 $ 13,038 $ 28,409 $ 25,237

INTEREST EXPENSE:
Demand Deposits                     $     515 $    489 $  1,029 $    951
Savings Deposits                        1,012    1,185    2,080    2,419
Large Denomination Certificates
  of Deposit                              746      672    1,484    1,262
Other Time Deposits                     4,055    3,387    8,252    6,137
Short-term Debt                           168      256      362      477
Long-term Debt                                      82               119
     Total Interest Expense         $   6,496 $  6,071 $ 13,207 $ 11,365
     Net Interest Income            $   7,721 $  6,967 $ 15,202 $ 13,872

ADDITION TO ALLOWANCE FOR LOAN AND
  LEASE LOSSES                            115      127      150      315
   Net Interest Income After
Addition to Allowance for
  Loan and Lease Losses             $   7,606 $  6,840 $ 15,052 $ 13,557
OTHER INCOME:
Service Charges on Deposit Accounts $     743 $    547 $  1,431 $  1,056
Trust Department Income                    59       78      100      117
Other Service Charges, Commissions
  and Fees                                404      396      914      782
Other Operating Income                    112       94      222      211
Security Gains (Losses)                 (101)    (113)    (135)    (153)
     Total Other Income             $   1,217 $  1,002 $  2,532 $  2,013
OTHER EXPENSES:
Salaries                            $   2,142 $  2,026 $  4,410 $  3,948
Employee Benefits                         470      500    1,055      985
Occupancy Expenses                        300      195      617      420
Furniture and Equipment Expenses          334      292      643      591
Other Operating Expenses                2,007    2,164    3,946    4,051
     Total Other Expense            $   5,253 $  5,177 $ 10,671 $  9,995
Income Before Income Taxes          $   3,570 $  2,665 $  6,913 $  5,575
Applicable Income Taxes                   920      677    1,760    1,385
     Net Income                     $   2,650 $  1,988 $  5,153 $  4,190
NET INCOME PER SHARE                $    0.39 $   0.30 $   0.77 $   0.63
CASH DIVIDENDS PER SHARE            $    0.12 $  0.105 $   0.24 $   0.21

The notes to financial statements are an integral part of these statements.

           PREMIER BANKSHARES CORPORATION AND AFFILIATES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In Thousands of Dollars)


                                              Six Months Ended
                                                  June 30,
                                             1996         1995
Balance at Beginning of Year             $   73,223   $    60,293
Net Income                                    5,153         4,190
Cash Dividends Declared                     (1,596)       (1,396)
Other                                           (7)
Change in Valuation Allowance for
  Securities                                (2,348)         4,669
Balance at End of Period                 $   74,425   $    67,756








The notes to financial statements are an integral part of these statements.


            PREMIER BANKSHARES CORPORATION AND AFFILIATES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In Thousands of Dollars)
                                                      Six Months Ended
                                                         June 30,
                                                       1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $     5,153 $     4,190
  Adjustments to Reconcile Net Income to Cash
    Provided by Operating Activities:
      Depreciation and Amortization of Premises
        and Equiment                                    607         488
      Provision for Loan Losses                         150         315
      Amortization of:
        Goodwill and Intangibles                        296         221
        Premiums and Accretion of Discounts, Net        556         230
      Security Gains (Losses)                           135         153
      Increase in Other Assets                          744    (10,460)
      Increase in Other Liabilities                 (4,014)       2,725
  Net Cash Provided by Operating Activities     $     3,627 $   (2,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease in Temporary Investments         $    11,955 $  (38,764)
  Sale of Securities Available for Sale              23,011      11,616
  Maturities of Securities Available for Sale        28,687       5,471
  Purchases of Securities Available for Sale       (23,778)    (17,215)
  Maturities of Securities Held to Maturity           1,690       7,367
  Purchase of Securities Held to Maturity           (1,352)    (17,560)
  Sale  of Foreclosed Properties
  Net Increase in Customer Loans                   (39,083)    (23,795)
  Premises and Equipment Expenditures               (1,043)     (2,866)
  Sales of Premises and Equipment                       523         620
    Net Cash (Used) in Provided by
      Investing  Activities                     $       610 $  (75,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Decrease in Demand Deposits,
    Now and Savings Accounts                    $   (6,148) $    10,234
  Net Increase in Time Deposits                         386      76,293
   Borrowings of Long-term Debt                                   7,000
  Net Decrease in Short-term Debt                     3,616     (4,219)
  Cash Dividends Paid                               (1,594)     (1,396)
    Net Cash Provided by (Used) in
      Financing Activities                      $   (3,740) $    87,912
    Net Increase in Cash and Due from Banks     $       497 $    10,648
 CASH AND DUE FROM BANKS:
  Beginning                                          28,957      19,475
  Ending                                        $    29,454 $    30,123
Supplemental Disclosures of Cash Flow
Information:
 Cash Payments for Interest Paid:
   To Depositors                                $    13,476 $    10,838
On Federal Funds Purchased and Securities Sold
      Under Agreement to Repurchase             $       363 $       392
    Income Taxes                                $     1,150 $       988

  The notes to financial statements are an integral part of these statements.


          PREMIER BANKSHARES CORPORATION AND AFFILIATES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.   General

    The consolidated statements include the accounts of Premier and its affiliates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 1996, and December 31, 1995, and the results of operations and cash flows for the six months ended June 30, 1996 and 1995.

    The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

  2.   Investment Securities

       Carrying amounts and fair values of securities being held to maturity are summarized as follows:


                                                         June 30, 1996
                                                    Gross       Gross  Estimated
                                     Amortized Unrealized   Unrealized  Market
                                       Cost         Gains      Losses   Value

                                         (In Thousands of Dollars)
Obligations of States and
Political Subdivisions             $   30,658  $      877  $      248 $  31,287
                                   $   30,658  $      877  $      248 $  31,287



                                                      December 31, 1995
                                                     Gross       Gross Estimated
                                       Amortized Unrealized  Unrealized   Market
                                         Cost        Gains      Losses    Value
                                                 (In Thousands of Dollars)
Obligations of States and Political
 Subdivisions                        $   33,282   $    844    $ 178   $  33,948
Other Debt Securities                        66                              66
                                     $   33,348   $    844    $ 178   $  34,014

 2. Investment Securities (continued)
    Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                         June 30, 1996
                                                Gross       Gross    Estimated
                                   Amortized  Unrealized   Unrealized  Market
                                    Cost          Gains      Losses    Value

                                              (In Thousands of Dollars)
 U.S. Treasury Securities       $     8,437   $       1   $      35  $   8,403
 U.S. Government Agencies and
  Corporations                       71,061           9       1,049     70,021
 Obligations of States and
 Political Subdivisions              47,240         680         140     47,780
 Corporate Securities                11,047           3          14     11,036
 Mortgage-backed Securities          63,289           5       2,109     61,185
 Marketable Equity                    1,596                     201      1,395
 Other Debt Securities                5,798           1          52      5,747
                                $   208,468   $     699   $   3,600  $ 205,567


                                            December  31, 1995
                                              Gross         Gross      Estimated
                                   Amortized  Unrealized   Unrealized   Market
                                     Cost       Gains        Losses      Value
                                              (In Thousands of Dollars)

 U.S. Treasury Securities       $   10,492  $       62 $          $     10,554
 U.S. Government Agencies and
  Corporations                     107,857         471       425       107,903
 Obligations of States and
  Political Subdivisions            52,022       1,355       128        53,249
 Corporate Securities               13,700          97         5        13,792
 Mortgage-backed Securities         46,084          46       693        45,437
 Marketable Equity                   1,596           1       131         1,466
 Other Debt Securities               1,794           1        13         1,782
                                $  233,545  $    2,033 $   1,395  $    234,183

                                                 Six Months Ended
                                                     June 30,
                                                1996          1995
                                            (In Thousands of  Dollars)

Gross proceeds from sales of Securities       $ 23,011        11,616
Gross Gains on Sale of Securities             $     81     $      30
Gross Losses on Sale of Securities                 216           183
  Net Securities Losses                       $  (135)     $   (153)



           PREMIER BANKSHARES CORPORATION AND AFFILIATES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.   Loans
     The following is a summary of loans outstanding at the end of the periods indicated:

                                             June 30,      December 31,
                                              1996             1995
                                           (In Thousands of Dollars)
    Commercial, Financial, and
     Agricultural                         $   153,176   $      132,601
    Real Estate - Construction                 14,830           12,393
    Real Estate - Mortgage                    177,619          165,900
    Loans to Individuals                       97,487           97,554
    Others                                      6,731            2,937
                                              449,843          411,385
    Less Unearned Income                      (5,012)          (5,386)
                                              444,831          405,999
    Less Allowance for Loan and Lease Losses  (5,329)          (5,430)
                                          $   439,502   $      400,569


     The following schedule summarizes the changes in the allowance for loan and lease losses:

                          June 30,  June 30,    December 31,
                          1996        1995        1995
                           (In Thousands of Dollars)
     Balance, Beginning       $ 5,430     $ 5,844   $     5,844
     Provision Charged
     Against Income               150         315           315
     Recoveries                   197         211           314
     Loans Charged Off          (448)       (521)       (1,043)
     Balance, Ending          $ 5,329     $ 5,849   $     5,430

     Nonperforming assets consist of the following:

                                 June 30,  December 31,
                                   1996        1995
                              (In Thousands of Dollars)
     Nonaccrual Loans           $   1,737   $   1,925
     Restructured Loans               715         714
     Nonperforming Loans            2,452       2,639
     Foreclosed Properties            962         881
     Nonperforming Assets       $   3,414   $   3,520

  Total loans past due 90 days or more and still accruing were $2,069 on June 30, 1996 and $1,548 on December 31, 1995.


PREMIER BANKSHARES CORPORATION AND AFFILIATES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.      Short-term Debt
       Short-term debt consists of the following:

                                            June 30,    December 31,
                                              1996         1995
                                         (In Thousands of Dollars)
       Federal Funds Purchased and
        Securities Sold                   $   21,023  $     17,407
        Under Agreements to Repurchase
         Total Short-term Debt            $   21,023  $     17,407

5.      Long-term Debt
     The long-term note dated 9/16/94 was paid off in December, 1995. As a result, there was no long-term debt outstanding as of June 30, 1996 or December 31, 1995.


6.      Earnings Per Share
      Earnings per share are computed on the weighted average common shares outstanding of 6,650,083 for the six months ended
June 30, 1996 and 1995, respectively.


7.      Capital Requirements
      A comparison of the Company's capital as of June 30, 1996 with the minimum requirements is presented below.

                                            Minimum
                               Actual     Requirements
    Tier I Risk-based Capital   13.42 %       4.00 %
    Total Risk-based Capital    14.51 %       8.00 %
    Leverage Ratio               8.68 %       4.00 %


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

                                                                     TABLE I

Consolidated Selected Financial Data
(Amounts in thousands, except per share data)

                                                         1996

                                                  Second      First
                                                 Quarter     Quarter
Interest Income                              $   14,217    $  14,192
Interest Expense                                  6,496        6,711
Net Interest Income                               7,721        7,481
Provision for Loan Losses                           115           35
Net Income                                        2,650        2,503
Per Share Data:
  Net Income                                       0.39         0.38
  Cash Dividends Paid                              0.12         0.12
Total Average Stockholders' Equity           $   73,879    $  73,987
Total Average Assets                         $  758,564    $ 759,329

Ratios:
  Average Stockholders' Equity
   to Total Average Assets                         9.74 %       9.74 %
  Return on Average Equity                        14.35 %      13.53 %
  Return on Average Assets                         1.40 %       1.32 %



                                             1995
                             Fourth     Third      Second       First
                            Quarter     Quarter    Quarter    Quarter
Interest Income           $   14,125  $  14,281  $  13,038  $  12,199
Interest Expense               6,802      6,856      6,071      5,294
Net Interest Income            7,323      7,425      6,967      6,905
Provision for Loan
  Losses                                               127        188
Net Income                     2,553      2,468      1,988      2,202
Per Share Data:
  Net Income                    0.39       0.37       0.30       0.33
  Cash Dividends Paid          0.115      0.105      0.105      0.105
Total Average
Stockholders' Equity      $   70,387  $  68,803  $  62,968  $  59,938
Total Average Assets      $  756,507  $ 755,186  $ 681,947  $ 653,074
Ratios:
  Average Stockholders'Equity to Total
    Average Assets              9.30 %     9.11  %    9.23  %    9.18  %
  Return on Average Equity     14.51 %    14.35  %   12.63  %   14.70  %
  Return on Average Assets      1.35 %     1.31  %    1.17  %    1.35  %


                                                                  TABLE II
DISTRIBUTION OF ASSETS, LIABILITIES, STOCKHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL

The following schedule presents the condensed consolidated average balance sheets and the average rates earned and paid by Premier and its affiliates on a fully taxable equivalent basis assuming a 34% tax rate for the six months ended June 30, 1996 and 1995. Nonaccruing loans are included in the total loans.


                                  1996                       1995
                         Average   Interest  Yield/   Average  Interest Yield /
                         Balance   And Fees  Rate     Balance  And Fees Rate
                        (In Thousands of Dollars)    (In Thousands of Dollars)
Interest-earning Assets:
  Loans and Leases         $425,366 $  20,674  9.72 % $374,508 $ 17,979  9.60%
  Taxable Investment
   Securities               180,579     5,266  5.83    150,794    4,608   6.11
  Nontaxable Investment
   Securities                76,694     2,909  7.59     72,423    2,909   8.03
  Interest-bearing Deposits
   with Other Banks
  Federal Funds Sold and Securities
   Purchased Under Agreement
    to Resell                 18,041      489  5.42    25,392       730   5.75
Total Interest-earning
  Assets                    $700,680 $ 29,338  8.37 % $623,117 $ 26,226   8.42 %
Noninterest-earning Assets:
  Cash and Noninterest-
   bearing Deposits        $ 24,258                   $ 24,626
 Premises and Equipment, Net 17,196                     14,508
 Other Assets                22,145                     11,230
 Less Allowance for Loan and
  Lease Losses               (5,333)                    (5,969)
    Total Assets            $758,946                   $667,512
   Liabilities and Stockholders'Equity
Interest-bearing Liabilities:
  Demand Deposits             $ 83,367 $   1,029  2.47 % $ 68,188 $ 951   2.79 %
  Savings Deposits             139,132     2,080  2.99    148,735 2,419   3.25
  Large Denomination
Certificates of Deposit         54,226     1,484  5.47     50,055 1,262   5.04
  Other Time Deposits          309,978     8,252  5.32    249,035 6,137   4.93
  Short-term Borrowings         16,109       362  4.49     17,731   477   5.38
  Long-term Debt                                            4,292   119   5.55
Total Interest-bearing
  Liabilities                 $602,812 $  13,207  4.38% $ 538,036 $11,365 4.22 %
Noninterest-bearing
Liabilities:
  Demand Deposits               75,606                     70,086
  Other Liabilities              6,595                    (2,065)
Stockholders' Equity            73,933                     61,455
  Total Liabilities and
   Stockholders' Equity       $758,946                   $667,512
Net Interest Differential                         3.99 %                  4.20 %
Net Interest Earnings                  $  16,131                 $ 14,861
Net Yield on Interest-earning Assets              4.60 %                  4.77 %



                                                                 TABLE III

A summary of the increases and decreases of the items included in the Consolidated Statements of Income are shown below:

                                         Net Increase (Decreases)
                                    Three Months Ended  Six Months Ended
                                       June  30,            June 30,
                                     1996  and 1995      1996 and 1995
                                        (In Thousands of Dollars)
                                    Amount   Percent  Amount    Percent
INTEREST INCOME:
  Interest and Fees on Loans      $ 1,268      13.71 % $ 2,695      14.99 %
  Federal Funds Sold                (344)    (68.66) %   (241)    (33.01) %
  Interest on Investments Held to
   Maturity Nontaxable              (570)    (36.96) %  (521)    (20.83) %
  Interest on Securities Held for
   Sale, Taxable                      825      47.16 %  1,239      30.77 %
       Total Interest Income        1,179       9.04 %  3,172      12.57 %

INTEREST EXPENSE:
  Demand Deposits                      26       5.32 %     78       8.20 %
  Savings Deposits                  (173)    (14.60) %  (339)    (14.01) %
  Large Denomination Certificates
   of Deposits                         74      11.01 %    222      17.59 %
  Other Time Deposits                 668      19.72 %  2,115      34.46 %
  Short-term Debt                    (88)    (34.38) %  (115)    (24.11) %
  Long-term Debt                     (82)   (100.00) %  (119)   (100.00) %
    Total Interest Expense            425       7.00 %  1,842      16.21 %
    Net Interest Income               754      10.82 %  1,330       9.59 %

ADDITION TO ALLOWANCE FOR LOAN
  LEASE LOSSES                       (12)     (9.45) %  (165)    (52.38) %
    Net Interest Income After
     Addition to Allowance for
      Loan and Lease Losses           766      11.20 %  1,495      11.03 %

OTHER INCOME:
  Service Charges on Deposit
   Accounts                           196      35.83 %    375      35.51 %
  Trust Department Income            (19)    (24.36) %   (17)    (14.53) %
  Other Service Charges,
   Commissions and Fees                 8       2.02 %    132      16.88 %
  Other Operating Income               18      19.15 %     11       5.21 %
  Security Gains (Losses)              12      10.62 %     18      11.76 %
    Total Other Income                215      21.46 %    519      25.78 %

OTHER EXPENSES:
  Salaries                            116       5.73 %    462      11.70 %
  Employees Benefits                 (30)     (6.00) %     70       7.11 %
  Occupancy Expenses                  105      53.85 %    197      46.90 %
  Furniture and Equipment Expenses     42      14.38 %     52       8.80 %
  Other Operating Expenses          (157)     (7.26) %  (105)     (2.59) %
    Total Other Expense                76       1.47 %    676       6.76 %
    Income Before Income Taxes        905      33.96 %  1,338      24.00 %
    Applicable Income Taxes           243      35.89 %    375      27.08 %

NET INCOME                        $   662      33.30 %$   963      22.98 %


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

EARNINGS PERFORMANCE

      Net income for the first six months of 1996 was $5,153,000, a $963,000, or 22.98% increase over the $4,190,000 earned for the same period in 1995. This increase was largely the result of an increase in net interest income of $1,330,000. On a per share basis, net income for the first six months of 1996 increased to $0.77 compared to $0.63 for the same period in 1995, with 6,650,083 average shares outstanding for both the six months ending June 30, 1996 and 1995, respectively.

NET INTEREST INCOME

      Net interest income, before provision for loan losses for the six months ended June 30, 1996, was $15,202,000, a $1,330,000, or 9.59%
increase from $13,872,000 recorded for the same period of 1995. The net interest differential for this period (the difference between the tax-equivalent yield on interest-bearing assets and the rate paid on interest-bearing liabilities) decreased 21 basis points to 3.99%. The tax-equivalent yield on earning assets decreased from 8.42% in 1995 to 8.37%, or 5 basis points in 1996 while the rate paid on interest-bearing liabilities increased 16 basis points to 4.38%.

      The net yield (fully taxable equivalent) on earning assets decreased 17 basis points in 1996 to 4.60% compared to 4.77% in 1995. Yields on loans increased 12 basis points from 9.60% to 9.72% with the average balance increasing $50,858,000 over 1995. The average yield on taxable and nontaxable investment securities decereased 28 and 44 basis points, while the average balances increased $29,785,000 and $4,271,000, respectively. The average rate earned on fed funds dropped 33 basis points in 1996 when compared to 1995, while the average balance decreased $7,351,000. The average rates paid on demand deposits and savings decreased by 32 and 26 basis points, respectively. Rates on large denomination and other time deposit rates increased 43 and 39 basis points, respectively. The rate paid on short-term borrowings decreased 89 basis points. The long-term debt outstanding in as of June 1995 was paid off in December 1995 and no other currently exists. The average balance of interest-bearing liabilities increased $64,776,000 over June 1995. The increased volume of earning assets and liabilities in 1996 over 1995 was largely due to the purchase of the seven NationsBank branches.


OTHER INCOME AND EXPENSES

      Total other income increased $519,000 or 25.78% to $2,532,000 almost entirely due to an increase in service charges on deposit accounts of $375,000 and an increase in other service charges, commissions and fees of $132,000. These increases were due in part to the increased volume of loans and deposits and the restructuring and standardization in 1995 of deposit accounts and service charges. Net security losses in 1996 were $135,000 compared to net losses of $153,000 in 1995. Trust department income was $100,000 for the six months ended June 30, 1996, compared to $117,000 for the same period of 1995.

OTHER INCOME AND EXPENSES (Continued)

      Other expenses increased $676,000 or 6.76% over June 30, 1995. Of this increase, salaries and employee benefits accounted for $462,000 and $70,000, respectively; occupancy and furniture and equipment expenses for $197,000 and $52,000, respectively. As mentioned earlier, these increased expenses were impacted by the purchase of the seven additional branches during 1995. The most significant changes in other operating expenses were a decrease in FDIC assessments of $652,000 and an increase in the amortization of goodwill of $244,000, which resulted from the branch acquisitions. Less significant increases and decreases account for the difference.

INVESTMENTS, LOANS, AND DEPOSITS

       Net loans increased $38,933,000, or 9.72%, while investments decreased $31,306,000 (11.70%), fed funds sold decreased $11,955,000 and cash and due from banks decreased $497,000 from December 1995. Total assets decreased $4,958,000. Demand deposits and large denomination certificates of deposit increased by $2,691,000, $936,000, respectively. Interest-bearing demand, savings, and other time deposits decreased $4,623,000, $4,216,000 and $550,000 from December 1995. Short-term debt, which includes fed funds purchased and repurchase agreements, increased $3,616,000 over year end 1995.

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The allowance for loan and lease losses on June 30, 1996 was $5,329,000 compared to $5,430,000 at December 31, 1995, and $5,849,000 at June 30, 1995. The ratio of allowance for loan and lease losses to total loans net of unearned income was 1.20% at June 30, 1996. Charge-offs were $448,000 for the first six months of 1996 compared to $521,000 for the same period in 1995. Recoveries of $197,000 were booked in the first six months of 1996; $211,000 in 1995. Management believes the allowance is adequate at the June 30,1996 level, with year to date provisions made of $150,000.


CAPITAL RESOURCES

      Total stockholders equity or capital amounted to $74,425,000 at June 30, 1996. The leverage ratio at March 31, 1996 was 8.68%.

LIQUIDITY AND INTEREST SENSITIVITY

      Almost the entire deposit base is made up of core deposits with only 8.20% of total deposits composed of certificates of deposit of $100,000 and over. At June 30, 1996, federal funds and investment securities maturing within one year amounted to $41,354,000, or 6.30% of total deposits. In addition, $89,463,000 of investment securities or 13.63% of deposits, mature within the 1-5 year range.

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


                                   PREMIER BANKSHARES CORPORATION


Date: August 15, 1996            BY   /s/ James R. Wheeling
                                          James R. Wheeling, President


Date: August 15, 1996            BY  /s/ Ellen Simpson
                                         Ellen Simpson, Secretary
                                          (Accounting Officer)