Form 10-Q
period 1996-09-30
PREMIER BANKSHARES CORP
filed 1996-11-14
CIK 797541

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.

Common stock, $2 par value - 6,650,083 shares.



                              INDEX

                                                                     Page
                                                                      No.
Part I.   Financial Information

          Item 1.  Financial Statements
                   Consolidated Balance Sheets -
                    September 30, 1996 and December 31, 1995            3
                   Consolidated Statements of Income -
                     Three and Nine Months Ended September 30,
                      1996 and 1995                                     4
                   Consolidated Statements of
                     Stockholders' Equity - Nine Months
                     Ended September 30, 1996 and 1995                  5
                   Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 1996 and 1995      6
                   Notes to Consolidated Financial Statements        7-10
                   Supplemental Financial Data (Tables I - III)     11-13
          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  14-15

Part II.  Other Information:

          Item 1.  Legal Proceedings                                   16
          Item 2.  Changes in Securities                               16
          Item 3.  Defaults Upon Senior Securities                     16
          Item 4.  Submission of Matters to a Vote of Security         16
          Item 5.  Holders Other Information                           16
          Item 6.  Exhibits and Reports on Form 8-K                    16


ITEM 1.   FINANCIAL INFORMATION:

         PREMIER BANKSHARES CORPORATION AND AFFILIATES
                  CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars)

                                          September 30,  December 31,
                                               1996         1995
ASSETS:
Cash and Due From Banks                    $  26,251   $   28,957
Securities Held to Maturity (Approximate
Market Value $30,343 in 1996; $34,014 in
1995)                                         30,094       33,348
Securities Available for Sale (Amortized
Cost $182,799 in 1996 $233,545 in 1995)      180,195      234,183
Federal Funds Sold                                         24,105
Loans, Net of Unearned Income of $4,900 in
1996, $5,386 in 1995  and Allowance for
Loan Losses of $5,367 in 1996 and $5,430
in 1995                                      468,654      400,569
Bank Premises and Equipment                   17,018       17,242
Other Assets                                  22,195       23,631
      TOTAL ASSETS                         $ 744,407   $  762,035
LIABILITIES:
Deposits:
  Demand                                   $  77,937       70,431
  Interest-bearing Demand                     82,888       89,558
  Savings                                    134,560      141,142
  Large Denomination Certificates
    of Deposit                                50,510       52,839
  Other Time                                 303,846      307,943
          TOTAL DEPOSITS                   $ 649,741   $  661,913
Short-term Debt                               12,232       17,407
Other Liabilities                              5,916        9,492
TOTAL LIABILITIES                          $ 667,889   $  688,812

SHAREHOLDERS' EQUITY:
Capital Stock-Common-$2 Par
  10,000,000 Authorized; 6,650,083
  Shares Issued in 1996 and 1995           $  13,300   $   13,300
Surplus                                       18,696       18,704
Undivided Profits                             46,279       40,818
Net Unrealized Gain (Loss) on Securities     (1,757)          401
      TOTAL STOCKHOLDERS' EQUITY           $  76,518   $   73,223
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY               $ 744,407   $  762,035

Notes to financial statements are an integral part of these statements.



              PREMIER BANKSHARES CORPORATION AND AFFILIATES
                    CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands of Dollars)

                               Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                    1996      1995      1996          1995
INTEREST INCOME:
Loans and Fees                   $ 11,202 $   9,836 $  31,875 $      27,815
Federal Funds Sold                    102       719       591         1,449
Securities Held to Maturity         1,065       434     3,045         3,067
Securities Held for Sale            1,997     3,292     7,264         7,187
     Total Interest Income       $ 14,366 $  14,281 $  42,775 $      39,518
INTEREST EXPENSE:
Demand Deposits                  $    526 $     552 $   1,555 $       1,503
Savings Deposits                    1,013     1,164     3,093         3,583
Large Denomination Certificates
  of Deposit                          717       759     2,201         2,021
Other Time Deposits                 3,935     4,113    12,187        10,250
Short-term Debt                       107       234       470           711
Long-term Debt                                   34                     153
     Total Interest Expense      $  6,298 $   6,856 $  19,506 $      18,221
     Net Interest Income         $  8,068 $   7,425 $  23,269 $      21,297

ADDITION TO ALLOWANCE FOR LOAN
AND LEASE LOSSES                      225         0       375           315
   Net Interest Income After
Addition to Allowance for
Loan and Lease Losses            $  7,843 $   7,425 $  22,894 $      20,982
OTHER INCOME:
Service Charges on Deposit
Accounts                         $    737 $     748 $   2,168 $       1,804
Trust Department Income                83        61       183           178
Other Service Charges,
Commissions and Fees                  437       402     1,351         1,184
Other Operating Income                 98        44       320           255
Security Gains (Losses)              (66)        49     (201)         (104)
     Total Other Income          $  1,289 $   1,304 $   3,821 $       3,317
OTHER EXPENSES:
Salaries                         $  2,248 $   2,045 $   6,658 $       5,993
Employee Benefits                     469       547     1,524         1,532
Occupancy Expenses                    290       258       891           678
Furniture and Equipment Expenses      312       300       971           891
Other Operating Expenses            2,127     2,254     6,072         6,305
     Total Other Expense         $  5,446 $   5,404 $  16,116 $      15,399
Income Before Income Taxes       $  3,686 $   3,325 $  10,599 $       8,900
Applicable Income Taxes               986       857     2,746         2,242
     Net Income                  $  2,700 $   2,468 $   7,853 $       6,658
NET INCOME PER SHARE             $   0.41 $    0.37 $    1.18 $        1.00
CASH DIVIDENDS PER SHARE         $   0.12 $   0.105 $    0.36 $        0.32

The notes to financial statements are an integral part of these statements.


           PREMIER BANKSHARES CORPORATION AND AFFILIATES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In Thousands of Dollars)

                                                   Nine Months Ended
                                                     September 30,
                                                    1996     1995
Balance at Beginning of Year                  $    73,223 $  60,293
Net Income                                          7,853     6,658
Cash Dividends Declared                           (2,394)   (2,094)
Other                                                 (7)
Change in Valuation Allowance for
  Securities                                      (2,157)     4,801
Balance at End of Period                      $    76,518 $  69,658






The notes to financial statements are an integral part of these statements.


            PREMIER BANKSHARES CORPORATION AND AFFILIATES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In Thousands of Dollars)


                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                        1996       1995       1996       1995
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                    $    2,700 $   2,468 $    7,853 $    6,658
     Adjustments to Reconcile Net
   Income to Cash Provided by
   Operating Activities:
       Depreciation and
   Amortization of Premises
       and Equipment                      311       275        918        763
       Provision for Loan Losses          225                  375        315
       Amortization of:
        Goodwill and Intangibles          388       308        684        529
         Premiums and Accretion
   of Discounts, Net                      300       244        856        474
       Sale of Originated Loans           850                  850
       Security Gains (Losses)             66      (49)        201        104
       Increase in Other Assets         1,370   (1,416)      2,114   (11,876)
       Increase in Other
   Liabilities                            438       788    (3,576)      3,513
      Net Cash Provided by
   Operating Activities           $    6,648 $    2,618 $   10,275 $       480
   CASH FLOWS FROM INVESTING
   ACTIVITIES:
     Net Decrease in Temporary
   Investments                    $   12,150 $   14,574 $   24,105 $  (24,190)
     Sale of Securities
   Available for Sale                 19,114      8,679     42,125      20,295
     Purchases of Securities
   Available for Sale               (60,067)      9,374   (31,380)    (45,679)
     Maturities of Securities
   Available for Sale                 62,442   (28,464)    38,664      14,845
     Maturities of Securities
   Held to Maturity                    2,916      2,747      4,606      10,114
     Purchase of Securities Held
   to Maturity                                  (1,670)    (1,352)    (19,230)
     Net Increase in Customer
   Loans                            (30,227)    (8,620)   (69,310)    (32,415)
     Premises and Equipment
   Expenditures                        (245)      (472)    (1,288)     (3,338)
     Sales of Premises and
   Equipment                              65         15        588         635
      Net Cash (Used) in
   Provided by Investing
   Activities                     $    6,148 $  (3,837) $    6,758 $  (78,963)
   CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Net (Decrease) Increase  in
   Demand Deposits, Now and
   Savings Deposits               $      402 $    4,601 $  (5,746) $    14,835
     Net (Decrease) Increase in
      Time Deposits                  (6,812)      4,925    (6,426)      81,218
     Borrowings of Long-term Debt                                        7,000
     Payment on Long-term Debt                  (7,300)                (7,300)
     Net Decrease in Short-term Debt (8,791)    (5,345)    (5,175)     (9,564)
     Cash Dividends Paid               (798)      (699)    (2,392)     (2,095)
     Net Cash Provided by (Used)
   In Financing Activities        $ (15,999) $  (3,818) $ (19,739) $    84,094
     Net Increase in Cash and
   Due from Banks                 $  (3,203) $  (5,037) $  (2,706) $     5,611
    CASH AND DUE FROM BANKS:
     Beginning                        29,454     30,123     28,957      19,475
     Ending                       $   26,251 $   25,086 $   26,251 $    25,086
   Supplemental Disclosures of
   Cash Flow Information:
     Cash Payments for Interest Paid:
       To Depositors              $    6,285 $    4,598 $   19,761 $    16,543
       On Federal Fund Purchased
        and Securities Sold Under
        Agreement to Repurchase   $       95 $      224 $      458 $       714
       Income Taxes               $      856 $          $    2,006 $     1,655

  The notes to financial statements are an integral part of these statements.


            PREMIER BANKSHARES CORPORATION AND AFFILIATES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.   General

      The consolidated statements include the accounts of Premier and its affiliates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 1996, and December 31, 1995, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995.

    The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

  2.   Investment Securities

       Carrying amounts and fair values of securities being held to maturity are summarized as follows:



                                                 September 30, 1996
                                                      Gross       Gross  Estimated
                                       Amortized  Unrealized   Unrealized     Market
                                          Cost        Gains      Losses      Value
                                            (In Thousands of Dollars)
       Obligations of States and
       Political Subdivisions        $    30,094 $      429 $     (180) $    30,343
                                     $    30,094 $      429 $     (180) $    30,343



                                                     December 31, 1995
                                                      Gross       Gross  Estimated
                                       Amortized  Unrealized  Unrealized     Market
                                          Cost        Gains      Losses      Value
                                           (In Thousands of Dollars)
       Obligations of States and
       Political Subdivisions        $    33,282 $      844 $        178 $   33,948
       Other Debt Securities                  66                                66
                                     $    33,348 $      844 $        178 $   34,014

       2. Investment Securities (continued)
       Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:


                                                         September 30, 1996
                                                        Gross            Gross   Estimated
                                          Amortized  Unrealized      Unrealized   Market
                                             Cost      Gains           Losses     Value
                                              (In Thousands of Dollars)
       U.S. Treasury Securities         $     7,442 $       2  $              $   7,444
       U.S. Government Agencies and
       Corporations                          61,407        12           (836)    60,583
       Obligations of States and
       Political Subdivisions                44,135       671           (120)    44,686
       Corporate Securities                   4,497                       (7)     4,490
       Mortgage-backed Securities            56,680         1         (2,127)    54,554
       Marketable Equity                      1,596                     (180)     1,416
       Other Debt Securities                  7,042        16            (36)     7,022

                                        $   182,799 $     702  $       (3,306)$ 180,195


                                                         December 31, 1995
                                                        Gross      Gross  Estimated
                                          Amortized Unrealize Unrealized  Market
                                             Cost     d Gains     Losses  Value

                                             (In Thousands of Dollars)
       U.S. Treasury Securities         $   10,492 $     62   $         $  10,554
       U.S. Government Agencies and
       Corporations                        107,857     471        425    107,903
       Obligations of States and
       Political Subdivisions               52,022   1,355        128     53,249
       Corporate Securities                 13,700      97          5     13,792
       Mortgage-backed Securities           46,084      46        693     45,437
       Marketable Equity                     1,596       1        131      1,466
       Other Debt Securities                 1,794       1         13      1,782
                                        $  233,545 $  2,033   $  1,395  $ 234,183

                                               Nine Months Ended
                                                  September 30,
                                               1996           1995
                                           (In Thousands of Dollars)
       Gross proceeds from sales of
       securities                          $   42,125       20,295

       Gross Gains on Sale of
       Securities                          $      146    $     107
       Gross Losses on Sale of
       Securities                               (347)        (211)
         Net Securities Losses             $    (201)    $   (104)



           PREMIER BANKSHARES CORPORATION AND AFFILIATES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.   Loans
          On January 1, 1996, the Company adopted Statement of Financial Accounting Standard Number 122, Accounting for Mortgage Servicing Rights. The Statement generally required a Company that originates mortgage loans for sale on a secondary mortgage market such as FNMA and retains the servicing rights, to allocate the total costs of the mortgage loans to the morgage servicing rights and loans (without the mortgage servicing rights) based on their relative fair values. Any cost allocated to mortgage servicing rights should be recognized as a separate asset and amortized in proportion to and over the period of estimated net servicing income and should be evaluated for impairment based on their fair value. The application of this standard had no material impact on the consolidated financial statements of the Company.

          The following is a summary of loans outstanding at the end of the periods indicated:


                                         September 30, December 31,
                                             1996         1995

                                       (In Thousands of Dollars)
    Commercial, Financial, and
     Agricultural                          $ 170,310  $  132,601
    Real Estate - Construction                15,879      12,393
    Real Estate - Mortgage                   187,972     165,900
    Loans to Individuals                      98,580      97,554
    Others                                     6,181       2,937
                                             478,922     411,385
    Less Unearned Income                     (4,900)     (5,386)
                                             474,022     405,999
    Less Allowance for Loan and Lease
     Losses                                  (5,368)     (5,430)
                                          $  468,654  $  400,569

     The following schedule summarizes the changes in the allowance for loan and lease losses:

                                September 30,  September 30,    December 31,
                                      1996        1995               1995
                                (In Thousands of Dollars)

     Balance, Beginning           $  5,430  $     5,844     $       5,844
     Provision Charged Against
      Income                           375          315               315
     Recoveries                        250          274               314
     Loans Charged Off               (688)        (798)           (1,043)
     Balance, Ending              $  5,367  $     5,635     $       5,430


     Nonperforming assets consist of the following:

                               September 30,     December 31,
                                    1996            1995
                               (In Thousands of Dollars)

     Nonaccrual Loans            $  1,008     $    1,925
     Restructured Loans               967            714
     Nonperforming Loans            1,975          2,639
      Foreclosed Properties           668            881
     Nonperforming Assets        $  2,643     $    3,520


     Total loans past due 90 days or more and still accruing were $2,924 on September 30, 1996 and $1,548 on December 31, 1995.


PREMIER BANKSHARES CORPORATION AND AFFILIATES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



4.      Short-term Debt
       Short-term debt consists of the following:

                                         September 30,  December 31,
                                                 1996          1995
                                          (In Thousands of Dollars)
       Federal Funds Purchased and
       Securities Sold Under Agreements
       to Repurchase                         $   12,232    $  17,407
         Total Short-term Debt               $   12,232    $  17,407

5.      Long-term Debt
     The long-term note dated 9/16/94 was paid off in December, 1995. As a result, there was no long-term debt outstanding as of September 30, 1996 or December 31, 1995.


6.      Earnings Per Share
      Earnings per share are computed on the weighted average common shares outstanding of 6,650,083 for the nine months ended
September 30, 1996 and 1995, respectively.


7.      Capital Requirements
      A comparison of the Company's capital as of June 30, 1996 with the minimum requirements is presented below.

                                              Minimum
                                 Actual      Requirements

    Tier I Risk-based Capital    14.43 %        4.00 %
    Total Risk-based Capital     15.57 %        8.00 %
    Leverage Ratio                9.16 %        4.00 %


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


                                                                     TABLE I

Consolidated Selected Financial Data
(Amounts in thousands, except per share data)

                                                    1996

                                      Third      Second       First
                                     Quarter     Quarter     Quarter
Interest Income                    $  14,366  $   14,217  $    14,192
Interest Expense                       6,298       6,496        6,711
Net Interest Income                    8,068       7,721        7,481
Provision for Loan Losses                225         115           35
Net Income                             2,700       2,650        2,503
Per Share Data:
  Net Income                            0.41        0.39         0.38
  Cash Dividends Paid                   0.12        0.12         0.12
Total Average Stockholders' Equity $  75,148  $   73,879  $    73,987
Total Average Assets               $ 744,853  $  758,564  $   759,329
Ratios:
  Average Stockholders' Equity
   to Total Average Assets             10.09 %      9.74 %       9.74 %
  Return on Average Equity             14.37 %     14.35 %      13.53 %
  Return on Average Assets              1.45 %      1.40 %       1.32 %



                                             1995
                          Fourth      Third      Second        First
                          Quarter     Quarter    Quarter     Quarter
Interest Income         $  14,125 $   14,281 $   13,038  $     12,199
Interest Expense            6,802      6,856      6,071         5,294
Net Interest Income         7,323      7,425      6,967         6,905
Provision for Loan
  Losses                                            127           188
Net Income                  2,553      2,468      1,988         2,202
Per Share Data:
  Net Income                 0.39       0.37       0.30          0.33
  Cash Dividends Paid       0.115      0.105      0.105         0.105
Total Average
Stockholders' Equity    $  70,387 $   68,803 $   62,968  $     59,938
Total Average Assets    $ 756,507 $  755,186 $  681,947  $    653,074
Ratios:
  Average Stockholders'
   Equity to Total
   Average Assets             9.30 %     9.11 %     9.23 %        9.18  %
  Return on Average Equity   14.51 %    14.35 %    12.63 %       14.70  %
  Return on Average Assets    1.35 %     1.31 %     1.17 %        1.35  %

                                                                  TABLE II
DISTRIBUTION OF ASSETS, LIABILITIES, STOCKHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL

The following schedule presents the condensed consolidated average balance sheets and the average rates earned and paid by Premier and its affiliates on a fully taxable equivalent basis assuming a 34% tax rate for the nine months ended September 30, 1996 and 1995. Nonaccruing loans are included in the total loans.

                                          1996                    1995
                               Average   Interest   Yield/   Average   Interest  Yield/
                               Balance   And Fees    Rate    Balance    And Fees  Rate
                              (In Thousands of Dollars)   (In Thousands of Dollars)
Assets
Interest-earning Assets:
  Loans and Leases            $437,082 $  31,979     9.76 % $  381,119 $  27,834   9.74 %
  Taxable Investment
   Securities                     169,974  7,415     5.82      158,949     7,319   6.14     8.01
 Nontaxable Investment
   Securities                      75,278  4,383     7.76       74,065     4,447   8.01
  Interest-bearing Deposits
   with Other Banks
  Federal Funds Sold and
   Securities Purchased
   Under Agreements to Resell      14,295       591  5.51       33,612    1,449    5.75
  Total Interest-earning Assets  $696,629 $  44,368  8.49 % $  647,745 $ 41,049    8.45 %

Noninterest-earning Assets:
 Cash and Noninterest-bearing
  Deposits                      $ 23,715                    $   25,323
 Premises and Equipment, Net      17,175                        15,042
 Other Assets                     21,966                        14,923
 Less Allowance for Loan and
  Lease Losses                   (5,326)                       (5,911)
    Total Assets                $754,159                    $  697,122

Liabilities and Stockholders'Equity
Interest-bearing Liabilities:
  Demand Deposits             $ 83,616 $   1,555     2.48 % $   72,728 $  1,503    2.76 %
  Savings Deposits             138,312     3,093     2.98      148,043    3,583    3.23
  Large Denomination Certificates
   of Deposit                   53,413     2,201     5.49       51,470    2,021    5.24
  Other Time Deposits          308,194    12,187     5.27      267,665   10,250    5.11
  Short-term Borrowings         13,679       469     4.57       16,167      711    5.86
  Long-term Debt                                                 4,204      153    4.85
    Total Interest-bearing    $597,214 $  19,505     4.35 % $  560,277 $ 18,221    4.34 %
Liabilities
Noninterest-bearing Liabilities:
  Demand Deposits               76,276                          73,302
  Other Liabilities              6,331                             458

Stockholders' Equity            74,338                          63,085
    Total Liabilities and
     Stockholders' Equity     $754,159                      $  697,122
Net Interest Differential                            4.14 %                        4.11 %
Net Interest Earnings                  $  24,863                       $ 22,828
Net Yield on Interest-earning
 Assets                                              4.76 %                        4.70 %

                                                                 TABLE III

A summary of the increases and decreases of the items included in the Consolidated Statements of Income are shown below:

                                 Net Increases (Decreases)
                                  Three Months Ended   Nine Months Ended
                                     September 30,      Septermber 30,
                                     1996  and 1995     1996 and 1995
                                        (In Thousands of Dollars)

INTEREST INCOME:                     Amount    Percent    Amount    Percent

 Interest and Fees on Loans       $  1,366      13.89 % $  4,060      14.60 %
 Federal Funds Sold                  (617)    (85.81) %    (858)    (59.21) %
 Interest on Investments Held to
  Maturity Nontaxable                  631     145.39 %     (22)     (0.72) %
 Interest on Securities Held for
  Sale, Taxable                    (1,295)    (39.34) %      77       1.07 %
       Total Interest Income            85       0.60 %    3,257       8.24 %

INTEREST EXPENSE:
  Demand Deposits                     (26)     (4.71) %       52       3.46 %
  Savings Deposits                   (151)    (12.97) %    (490)    (13.68) %
  Large Denomination Certificates
   of Deposits                        (42)     (5.53) %      180       8.91 %
  Other Time Deposits                (178)     (4.33) %    1,937      18.90 %
  Short-term Debt                    (127)    (54.27) %    (241)    (33.90) %
  Long-term Debt                      (34)   (100.00) %    (153)   (100.00) %
  Total Interest Expense             (558)     (8.14) %    1,285       7.05 %
  Net Interest Income                  643       8.66 %    1,972       9.26 %

ADDITION TO ALLOWANCE FOR LOAN
  LEASE LOSSES                         225        N/A         60      19.05 %
 Net Interest Income After
  Addition to Allowance for
  Loan and Lease Losses                418       5.63 %    1,912       9.11 %

OTHER INCOME:
  Service Charges on Deposit
   Accounts                            (11)     (1.47) %      364      20.18 %
  Trust Department Income               22      36.07 %        5       2.81 %
  Other Service Charges,
   Commissions and Fees                 35       8.71 %      167      14.10 %
  Other Operating Income                54     122.73 %       65      25.49 %
  Security Gains (Losses)            (115)   (234.69) %     (97)      93.27 %
    Total Other Income                (15)     (1.15) %      504      15.19 %

OTHER EXPENSES:
  Salaries                             203       9.93 %      665      11.10 %
  Employees Benefits                  (78)    (14.26) %      (8)     (0.52) %
  Occupancy Expenses                    32      12.40 %      213      31.42 %
  Furniture and Equipment Expenses      12       4.00 %       80       8.98 %
  Other Operating Expenses           (127)     (5.63) %    (233)     (3.70) %
    Total Other Expense                 42       0.78 %      717       4.66 %
    Income Before Income Taxes         361      10.86 %    1,699      19.09 %
    Applicable Income Taxes            129      15.05 %      504      22.48 %

NET INCOME                        $    232       9.40 % $  1,195      17.95 %



ITEM 2.   MANAGEMENT'S DISCUSSION:

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Premier's non-bank subsidiaries, Premier Bank Services Corporation and Professional Financial Services of Virginia, Inc. remain inactive. Premier formed and began operating a new non-bank trust subsidiary, Premier Trust Company in January 1995. In addition, Premier acquired the former Dickenson-Buchanan Bank located in Clintwood, Virginia at year-end 1994 using the pooling-of-interest method of accounting. Prior year financial
data  reflects this acquisition.   Premier   recorded   seven branches
purchased from Nationsbank, adding approximately $116,000,000 in assets during the first three quarters 1995.

EARNINGS PERFORMANCE

      Net income for the first nine months of 1996 was $7,853,000, a $1,195,000, or 17.95% increase over the $6,658,000 earned for the same period in 1995. Net income for the three months ended September 30, 1996 was $2,700,000 compared to $2,468,000 for the third quarter 1995, a $232,000, or 9.40% increase. This increase was largely the result of an increase in net interest income. On a per share basis, net income for the first nine months of 1996 increased to $1.18 compared from $1.00 for the same period in 1995; $0.41 cents per share for the third quarter 1996 compared to $0.37 for the third quarter 1995. There were 6,650,083 average shares outstanding for both the three and nine months ending September 30, 1996 and 1995, respectively.

NET INTEREST INCOME

      Net interest income, before provision for loan losses for the nine months ended September 30, 1996 was $23,269,000 compared to $21,297,000 in 1995, an increase of $1,972,000, or 9.26%. Net interest income for the third quarter 1996 was $8,068,000, a $643,000, or 8.66% over the third quarter 1995 figure of $7,425,000. The net interest differential for this period (the difference between the tax-equivalent yield on interest-bearing assets and the rate paid on interest-bearing liabilities) increased only 3 basis points for the nine months ended September 30, 1996 to 4.14% compared to the same period in 1995. The tax-equivalent yield on earning assets increased from 8.45% in 1995 to 8.49%, or 4 basis points in 1996 while the rate paid on interest-bearing liabilities remained almost the same at 4.35% compared to 4.34% in 1995.

      The net yield (fully taxable equivalent) on earning assets increased 6 basis points in 1996 to 4.76% compared to 4.70% in 1995. Yields on loans increased 2 basis points to 9.76% with the average balance increasing $55,963,000 over 1995. The average yield on taxable and nontaxable investment securities decreased 32 and 25 basis points, while the average balances increased $11,025,000 and $1,213,000, respectively. The average rate earned on fed funds dropped 24 basis points in 1996 when compared to 1995, while the average balance decreased $19,317,000. The average rates paid on demand deposits and savings decreased by 28 and 25 basis points, respectively. Rates on large denomination and other time deposit rates increased 25 and 16 basis points, respectively. The rate paid on short-term borrowings decreased 129 basis points. The long-term debt outstanding in September 1995 was paid off in December 1995 and no other currently exists. The average balance of interest-bearing liabilities increased $36,937,000 over September 1995. The increased volume of earning assets and liabilities in 1996 over 1995 was largely due to the purchase of the seven NationsBank branches.


OTHER INCOME AND EXPENSES

      Total  other  income increased $504,000 for the  nine  months,  or
15.19%, to $3,821,000, almost entirely due to an increase in service charges on deposit accounts of $364,000 and an increase in other service charges, commissions and fees of $167,000. For the third quarter, other income decreased $15,000 or 1.15% when compared to third quarter 1995. The nine month increase was due in part to the increased volume of loans and deposits and the restructuring and standardization in 1995 of deposit accounts and service charges. Net security losses for the nine months of 1996 were $201,000 compared to net losses of $104,000 in 1995; security losses were $66,000 in the third quarter 1996 compared to a gain of $49,000 in the third quarter 1995. Trust department income was $183,000 for the nine months ended September 30, 1996, compared to $178,000 for the same period of 1995; $83,000 and $61,000 for the quarters, respectively.


OTHER INCOME AND EXPENSES (Continued)

      Other expenses increased $717,000 or 4.66% year to date when compared to last year; a $42,000, or 0.78% when comparing the third quarter 1996 to 1995. Of this increase, salaries increased $665,000 (11.10%) for the nine months of 1996, and $203,000 (9.93%) for the third quarter 1996 when compared to their respective periods in 1995. Occupancy expenses increased $213,000 and $32,000 for the nine and three months ended in 1996, respectively; furniture and equipment expenses increased $80,000 and $12,000 for the same periods when compared to 1995. As mentioned earlier, these increased expenses were impacted by the purchase of the seven additional branches during 1995. The most significant changes in other operating expenses for the nine months ended September 30, 1996 when compared to 1995 were a decrease in FDIC assessments of $659,000 and an increase in the amortization of goodwill of $272,000, which resulted from the branch acquisitions. Less significant increases and decreases account for the difference.

INVESTMENTS, LOANS, AND DEPOSITS

       Net loans increased $68,085,000, or 17.00%, while investments decreased $57,242,000 (21.40%), fed funds sold decreased $24,105,000 and cash  and due from banks decreased $2,706,000 from December 1995.  Total assets decreased $17,628,000. Demand deposits increased by $7,506,000. Interest-bearing demand, savings, large denomination certificates and other
time deposits decreased   $6,670,000,  $6,582,000,  $2,329,000  and  $4,097,000
from December 1995. These deposit decreases were primarily the result of a settling of the deposits purchased with the Nationsbank branches and the effect of conservative pricing of deposit products, given the current interest rate environment. Short-term debt, which includes fed funds purchased and repurchase agreements, decreased $5,175,000 over year end 1995.

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The allowance for loan and lease losses on September 30, 1996 was $5,367,000 compared to $5,430,000 at December 31, 1995, and $5,635,000 at September 30, 1995. The ratio of allowance for loan and lease losses to total loans net of unearned income was 1.13% at September 30, 1996. Charge-offs were $688,000 for the first nine months of 1996 compared to $798,000 for the same period in 1995. Recoveries of $250,000 were booked in the first nine months of 1996; $274,000 in 1995. Management believes the allowance is adequate at the September 30,1996 level, with year to date provisions made of $375,000.


CAPITAL RESOURCES

      Total stockholders equity or capital amounted to $76,518,000 at September 30, 1996. The leverage ratio at June 30, 1996 was 9.16%.

LIQUIDITY AND INTEREST SENSITIVITY

      Premier's cash and cash equivalent, defined as cash and due from banks, is a product of its operating, investing and financing activities. Cash from operations for the nine months ended September 30, 1996 amounted to $10,75,000 compared to $480,000 for the same period last year. The difference being caused primarily by increases and decreases in other assets and other liabilities. The net cash used in financing activities of $19,739,000 for 1996 reflects a short-term change in the Company's trend of increases in deposits. The net cash provided by Investing Activities of $6,758,000 during 1996 reverses another trend of net funds used in this activity and reflects the net decrease in investments over increases in loans. This net decrease was partially necessary to offset the funds used in financing activities discussed earlier. In 1996, Management chose the liquidation of selected investments rather than a more aggressive pursuant of higher cost deposits.

      Almost the entire deposit base is made up of core deposits with only 7.77% of total deposits composed of certificates of deposit of $100,000 and over. At September 30, 1996, federal funds and investment securities maturing within one year amounted to $21,921,000, or 3.37% of total deposits. In addition, $74,891,000 of investment securities or 11.53% of deposits, mature within the 1-5 year range.

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



Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information  - Pending Affiliations

     On August 29, 1996, the Corporation signed an agreement with Big Stone Gap Bank & Trust Company (Target) to purchase all of outstanding 80,000 shares of Target for $50 per share. The total market value of the transaction will be $4,000,000. The transaction will be accounted for as a purchase acquisition. The Target had assets of approximately $22,000,000. The
Target's shareholders have approved the affiliation. The Corporation is awaiting regulatory approval from the Office of the Comptroller of the Currency before consummating the affiliation.

     On October 29, 1996, the Corporation signed a definitive agreement to affiliate with First Virginia Banks, Inc., an $8.2-billion multi-bank holding company headquartered in Fairfax, Virginia. The Corporation's shareholders will receive .545 shares of First Virginia Banks, Inc. common stock for each of their 6,650,083 shares outstanding. First Virginia Banks, Inc. will issue approximately 3,624,295 shares of common stock in this tax-free exchange.
The pending merger will be accounted for as a purchase transaction. The consummation of this pending merger is subject to completion of due diligence review, approval of the Corporation's shareholders as well as federal and state regulatory authorities.

Item 6.    Exhibits and reports on Form 8-K

           a)  Exhibits - None

           b)  Form 8-K - None



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PREMIER BANKSHARES CORPORATION


Date: November 14, 1996            BY  /s/ James R. Wheeling
                                   James R. Wheeling, President


Date: November 14, 1996            BY  /s/ Ellen Simpson
                                          Ellen Simpson, Secretary
                                          (Accounting Officer)