Form 10-K/A
period 1995-12-31
PREMIER BANKSHARES CORP
filed 1996-11-20
CIK 797541

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


Brown Edwards & Company

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Dickenson-Buchanan Bank
Haysi, Virginia

     We have audited the balance sheets of Dickenson-Buchanan Bank as of December 31, 1994 and 1993, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auiditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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