Form 10-K
period 1996-12-31
PREMIER BANKSHARES CORP
filed 1997-03-25
CIK 797541

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549
                               FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
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

Yes  X .  No. ___.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and asked price as of March 15, 1997:

Common Stock, $2 par value - $ 171,386,648

The number of shares outstanding of the issuer's classes of common stock, as of March 15, 1997:

Common Stock, $2 par value -   6,650,083 Shares

DOCUMENTS INCORPORATED BY REFERENCE:
Agreement and Plan of Reorganization and the Stock Option Agreement are incorporated herein by reference to Exhibit I of First Virginia Bank's
Schedule 13D (filed on November 8, 1996)

                 PREMIER BANKSHARES CORPORATION

                  1996 FORM 10-K ANNUAL REPORT
                        TABLE OF CONTENTS


                                PART I
PAGE

Item 1. Business                                               3
Item 2. Properties                                             7
Item 3. Legal Proceedings                                      8
Item 4. Submission of Matters to a Vote of Security
         Holders Executive Officers of the Registrant          8


                             PART II
Item 5. Market for the Registrant's Common Stock
         and Related Security Holder Matters                    9
Item 6. Selected Financial Data                                10
Item 7. Management's Discussion and Analysis of
         Financial Condition and Results of Operation          10
Item 8. Financial Statements and Supplementary Data            34
Item 9. Disagreements on Accounting and Financial Disclosure   73


                            PART III
Item 10. Directors and Executive Officers of the Registrant    73
Item 11. Executive Compensation                                73
Item 12. Security Ownership of Certain Beneficial Owners and
          Management                                           77
Item 13. Certain Relationships and Related Transactions        78


                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                          78

Signatures                                                     79

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

   Beginning in January 1995, D-B's name was changed to Premier Bank-North, Inc. , Peoples' name was changed to Premier Bank-Central, Inc., RNB's was changed to Premier Bank-Richlands, N.A., and TNB's name was
changed to Premier Bank, N. A.    Six branches were acquired in May and
another in July, 1995 from NationsBank and absorbed into Premier Bank-North, Inc., Premier Bank-Central, Inc. and Premier Bank, Inc. In July 1995, Premier Bank-Richlands, N. A. was merged into Premier Bank, N.A. Also, during mid 1995, the three existing state chartered banks were converted to national bank charters. Premier Bank-North, Inc. became Premier Bank-North, N.A., Premier Bank-Central, Inc. became Premier Bank-Central, N. A. and Premier Bank, Inc. became Premier Bank-South, N.A. In November 1995, Premier Bank North, N.A. was merged into Premier Bank-Central, N.A., reducing the number of banking subsidiaries to three:
Premier Bank-South, N.A. (Wytheville), Premier Bank, N.A. (Tazewell), and Premier Bank-Central, N.A. (Honaker).

   April 9, 1996, Premier Bank-Central, N. A. leased space and opened a loan production office in Bristol, Virginia. September 30, 1996, Premier Bank-South, N. A. also leased space and opened a branch office in Christiansburg, Virginia. On December 16, 1996, Premier Bank-Central acquired the outstanding stock of Big Stone Gap Bank and Trust Company of Big Stone Gap, Virginia which had only the one location in Big Stone Gap, Virginia. Big Stone Gap was immediately merged into Premier Bank-Central, N.A. and the previously existing branch of Premier Bank-Central, N.A. was moved to the purchased location.

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

 Premier Bank Services Corporation, a wholly-owned Virginia corporation, was chartered February 16, 1989 to process certain consumer loans for affiliate banks. Its Articles of Incorporation were amended in 1990 to allow it to sell insurance products. At December 31, 1996, this corporation is inactive.

   Shawsville Bancorp, Inc., had prevously formed a wholly-owned nonbank subsidiary, Professional Financial Services of Virginia, Inc., on March 2, 1987, to render accounting and tax return preparation services.
Professional Financial Services of Virginia, Inc. is presently inactive.


   Premier's subsidiary banks offer a full range of banking services, including commercial, installment and real estate loans, as well as checking, savings, individual retirement accounts and certificates of deposit. The trust services previously offered at each bank through the administrative support of the trust department of TNB was consolidated at the end of 1994 through the formation of Premier Trust Company, a wholly owned, non-bank subsidiary. Credit card operations and secondary mortgage services are housed at the parent company level but still technically licensed and operating under Premier Bank-South, N.A.

   The commercial loan portfolio consists of general commercial loans, agricultural loans and commercial real estate loans. The general commercial loans include working capital lines or single pay notes to finance accounts receivable, inventory and other short-term cash requirements of a commercial borrower, and amortizing loans which finance fixed assets, acquisitions or permanent growth in the working capital accounts. The agricultural loans include seasonal or working capital lines to finance crops or livestock (primarily beef or dairy cattle), and term loans to finance land or equipment. The commercial real estate loans typically finance the construction or purchase of commercial real estate.

 The primary credit risk associated with all commercial lending is that the borrower will not be able to repay the debt as contracted. In an effort to minimize this risk, the bank has established underwriting standards which stress quality loan growth. Two sources of repayment are generally sought for all loans: operating cash flow of the business or project and guarantor or collateral support. The majority of our commercial loans are for less than $1.0 million. Economic risks (inflationary or recessionary pressures, unemployment trends, competition) are also analyzed during the loan approval process.

   The bank's primary market is southwest Virginia. The more rural counties within this market are dependent on coal mining and farming for jobs and report unemployment rates in the 10% range. Significant improvement is not expected during 1997; the production of coal in Virginia was up only modestly in 1996; beef producers will experience another rough year due to continued low cattle prices. Salem-Roanoke is a more diversified segment of the bank's market and reports an unemployment rate in the 3% range. The region's companies expect an average 10% increase in sales during 1997 and overall growth in total employees. Roanoke's commercial real estate market is characterized by a large amount of unleased downtown space but a tight supply of suitable inventory in the outlying counties. Home sales were down slightly in 1996 and are expected to track the direction of interest rates during 1997.

   Only very strong customers with excellent bank relationships and who represent very little credit risk will be considered for unsecured credit. The majority of the commercial loan portfolio is secured and the maximum collateral margins recommended by bank policy are as follows:

        Collateral               % of Market Value
        Raw Land                       65%
        Land Development               75%
        Improved Property              85%
        Commercial Construction        80%
        Accounts Receivable           50-60%
        Inventory                      50%
        Equipment                      70%


   Consumer loans include mortgage, credit card, installment, and single pay loans. The retail real estate represents 1-4 family first and second mortgage loans. The bankcard debt represents unsecured revolving lines of credit. The retail installment and single pay loans represent all other consumer purpose loans (autos, household goods, etc.). The bank emphasizes loan decisions that focus on a customer's total debt obligations, ability and willingness to repay and current economic trends. The majority of the consumer loan portfolio is secured and the maximum collateral margins recommended by bank policy are as follows:

        Collateral               % of Market Value
        Owner occupied 1-4
          family and home equity   80% to 89%
        Construction 1-4
          family residential          85%
        Mobile homes                  80%
        Automobiles                   80%
        Boats                         75%
        Motorcycles, ATVs             70%
        Recreational vehicles         75%
        Household goods               80%
        Home improvement              80%
        Listed stock, municipal
         bonds                        70%
        Savings                      100%

   The consumer portfolio includes indirect loans purchased from retail dealers (primarily auto dealerships). The dealer retains liability for those loans sold with full or partial recourse; the bank assumes the full credit risk for all nonrecourse loans. The financial strength and stability of the dealers are the primary basis for accepting recourse contracts. Nonrecourse contracts are evaluated and purchased on the merits of the makers and must meet the underwriting standards outlined in bank policy.

   The accrual of interest is generally discontinued on all loans that become 90 days past due as to principal and interest unless the loan is well collateralized and in the process of collection. Charge-off, repossession or foreclosure is generally initiated at 120 days on all consumer loans.

   Mortgage-backed securities accounted for approximately 30.47%, or $58,244,000 of the investment portfolio at December 31, 1996. The principle risks associated with the mortgage-backed securities are credit risk and prepayment risk. The portfolio had only one private issue mortgage-backed security and it maintains a AAA rating by Moodys. The remaining mortgage securities were federally sponsored Ginnie Mae, Freddie Mac and Fannie Mae. These mortgage-backed securities were pass-through securities and collateral mortgage obligations (CMO). The composite weighted average life for these mortgage securities was 3.41 years. There were eighteen CMO securities, or approximately $9,060,000 at year-end 1996 in the portfolio. These were not considered high-risk securities as they meet the FFIEC test. The average life of these CMOs was .55 years.

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

   Wytheville owns the historic George Wythe Hotel building in the town of Wytheville, remodeled for bank use in 1977. It owns and operates twelve other bank premises including a second branch in Wytheville, on East Main Street, and in the towns of Dublin, Fort Chiswell, Fries, Independence, Pulaski, Rural Retreat, Shawsville and Speedwell. It also has branches in the Cities of Galax, Salem and an office opened in 1996 in the city of Christiansburg. It owns an unimproved lot in the City of Roanoke which was origionally bought by Bank of Shawsville, Inc. Bank of Shawsville, Inc., bought the Roanoke lot for a branch location, but no application for such use has been made.

   Honaker owns its main office in the Town of Honaker and owns and operates branch locations in the towns of Big Stone Gap, Castlewood, Cleveland, Clintwood, Coeburn, Davenport, Dungannon, Gate City, Haysi, Lebanon , Nickelsville and Pound and the unincorporated village of Duffield. During 1995, it also opened a loan production office in the city of Bristol, Virginia.

   Premier has, in the past, leased part of its headquarters building to the former owner. This lease is expected to be terminated in February 1997. Each of the three bank subsidiaries lease office space to others. The rental income received, however, is not considered material to the subsidiaries or Premier.

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


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following list sets forth Premier's executive officers, who serve until the Board of Directors meeting following the next annual meeting of stockholders. There are no family relationships among these officers, nor any arrangements or understanding between any officer and other person pursuant to which the officer was selected.


                                                         Employed by
                                                         Premier or
     Name                    Age    Position           Affiliate Since

     James R. Wheeling        41    President, CEO and     1990
                                    Director of Premier

     J. Robert Buchanan       46    Senior Vice President  1991
                                    and Treasurer of Premier




                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

   Since August 1987, Premier's common stock has been traded on The Nasdaq Stock Market under the symbol PBKC. Transfers thereof occur from time to time, but management has no direct access to the prices realized in trades of such stock.

   Per share data is listed below:


               Net      Cash      Book          Price*        Sales
              Income* Dividends* Value*    High     Low       Volume
1996
1st Quarter   $ 0.38   $ 0.12  $ 11.04   $ 20.00  $ 14.75     174,545
2nd Quarter     0.39     0.12    11.19     19.25    16.50     104,730
3rd Quarter     0.41     0.12    11.51     18.00    16.50      53,128
4th Quarter     0.35     0.12    11.81     25.50    16.50     170,334
Year            1.53     0.48    11.81     25.50    14.75     520,737

1995

1st Quarter    $ 0.33   $ 0.105 $ 9.61   $ 14.25  $ 12.38      68,173
2nd Quarter      0.30     0.105  10.19     14.06    11.81     260,706
3rd Quarter      0.37     0.105  10.47     14.63    12.75      70,857
4th Quarter      0.39     0.115  11.01     15.38    13.13     132,103
Year           $ 1.39   $ 0.430 $11.01   $ 15.38  $ 11.81     531,839

    *1995 figures adjusted to reflect the four for three stock split declared on December 14, 1995.

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


ITEM 6.  SELECTED FINANCIAL DATA

    The Consolidated Selected Financial Data for the five years ended December 31, 1996 appears as Table I to the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


MERGERS

      Effective October 9, 1991, Bank of Speedwell and Bank of Shawsville were merged using the pooling of interests method of accounting creating a new affiliate, Premier Bank, Inc., headquartered in Wytheville, Virginia (Premier Bank, Inc. converted to a national charter in 1995, changing its name to Premier Bank-South, N.A.). Effective July 18, 1995, Premier Bank-Richlands, N. A. was merged into Premier Bank, N. A. with
Premier Bank, N.A. (Tazewell)  the survivor.   Premier Bank-North, N.A.
was merged into Premier Bank-Central, N.A. effective November 18, 1995 with Premier Bank-Central, N.A. (Honaker) the survivor. The 1995 mergers were also accounted for using the pooling of interests method.

    Effective May 26, 1995, Premier acquired six branches from
NationsBank, and a seventh effective July 6, 1995. These were accounted for using the purchase method of accounting.

   Effective with the acquisition, on December 16, 1996, Big Stone Gap Bank and Trust Company was acquired by and merged into Premier Bank Central, N. A. with Premier Bank-Central, N. A. being the survivor.

AFFILIATION

     On December 16, 1996, Premier Bank-Central, N. A. acquired the outstanding stock of Big Stone Gap Bank and Trust Company of Big Stone Gap, Virginia at $50.00 per share for an aggregate amount of $4,328,500, utilizing the purchase method of accounting. Big Stone Gap Bank and Trust was immediately merged into Premier Bank-Central, N.A. At date of acquistion, Big Stone Gap reported total assets of $23,147,000.

                                                                  TABLE I
              PREMIER BANKSHARES CORPORATION AND AFFILIATES
            SELECTED FINANCIAL INFORMATION: FIVE YEAR SUMMARY
             (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                           1996     1995       1994     1993      1992
SUMMARY OF OPERATIONS:

Interest Income        $  57,094   $ 53,643 $   47,892 $ 44,513  $  42,699
Interest Expense          25,669     25,023     20,307   19,164     19,533
Net Interest Income       31,425     28,620     27,585   25,349     23,166
Provision for Loan Losses    880        315      1,144      857      1,151
Other Income               5,067      4,455      4,681    5,033      4,350
Other Expense             22,194     20,582     19,092   17,118     15,150
Applicable Income Taxes    3,267      2,967      3,024    2,889      2,955
Net Income                10,151      9,211      9,006    9,519      8,260

PER SHARE DATA:

Net Income             $    1.53   $   1.39 $    1.35  $   1.43  $    1.25
Cash Dividends Declared     0.48       0.43      0.36      0.32       0.28
Book Value                 11.81      11.01      9.07      8.99       7.88

AVERAGE BALANCE SHEET SUMMARY:

Loans, Net             $ 443,309  $ 380,767 $  357,235 $ 318,764 $ 289,056
Securities               232,880    239,105    232,898   202,745   161,484
Total Assets             752,558    711,968    651,807   596,069   506,340
Deposits                 658,421    626,094    567,711   522,796   444,422
Capital                   75,340     64,910     60,135    56,443    48,534

END OF PERIOD BALANCE SHEET SUMMARY:

Loans, Net            $  492,215  $ 400,569 $  360,860 $ 332,725 $ 300,898
Securities               191,095    267,531    231,448   230,076   189,761
Total Assets             761,104    762,035    655,193   640,590   546,676
Deposits                 665,798    661,913    569,410   560,744   480,758
Capital                   78,565     73,223     60,293    59,769    52,421

SELECTED RATIOS:

Equity to Assets           10.32 %     9.61  %    9.20 %    9.33  %   9.59  %
Average Equity to
 Average Assets            10.01       9.12       9.23      9.47     10.35
Return on Average Assets    1.35       1.29       1.38      1.60      1.63
Return on Average Equity   13.47      14.19      14.98     16.86     17.02
Tier I Capiatal            13.88      13.84      16.79         *         *
Tier II Capital            15.04      15.05      18.04         *         *
Leverage Ratio              9.20       8.92      10.05         *         *
Spread on Average Assets    4.45       4.31       4.55      4.54         *
Net Spread                  4.18       4.00       4.27      3.42         *
Net Interest Margin         4.82       4.62       4.84      4.82         *
Avg. Interest-earning
  Assets/Avg. Interest-bearing
  Liabilities             117.20     116.41     117.20    117.30         *
Total Non-interest Exp/Avg.
  Assets                    2.95       2.89       2.93      2.87         *
Non-performing Assets/
  Total Assets               .35        .46        .74      1.02      1.18
Reserves as % of
  Non-performing          212.85     154.26     120.07     80.22     82.17
Cash Dividends
 Declared as Percent of
  Net Income               32.74      31.42      26.39     22.61     22.35

*Figures not readily Available






             PREMIER BANKSHARES CORPORATION AND AFFILIATES

EARNINGS PERFORMANCE

Premier's net income for 1996 was $10,151,000, a 10.21% increase over 1995
income of  $9,211,000.   On a per share basis, net income was $1.53 per
share compared to $1.39 in 1995.

Average shares outstanding were 6,650,083 for both 1996 and 1995.

Premier closed 1995 at $9,211,000, or $1.39 per share compared to 1994 earnings of $9,006,000 ($1.35 per share).



              PREMIER BANKSHARES CORPORATION AND AFFILIATES

NET INTEREST INCOME

      Management has continued to monitor closely the asset/liability position of the company. Systems were implemented to control costs of funds, while greater emphasis was placed on improving yields.

      Net  interest  income  increased $2,805,000,  or  9.80%  in  1996 to $31,425,000 from $28,620,000 in 1995. This increase was primarily due to a shift from securities and fed funds sold in 1995 to loans in 1996 coupled with a 4.76% increase in average earning assets in 1996. On a taxable equivalent basis, the average rate paid on interest-bearing liabilities decreased 6 basis points to 4.33%, while the taxable equivalent yield on average interest-earning assets increased 12 basis points to 8.51% in 1996. As a result, the net interest spread or differential was 4.18% with a net yield or margin of 4.82% in 1996
compared to 4.00% and 4.62%, respectively, in  1995.   Total average loans
increased 15.04%, total average securities decreased 2.60%, and average fed funds sold and deposits decreased 60.12%. Total interest bearing liabilities increased 4.05% over 1995.

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

   Additional earning asset volume, particularly in the loan area contributed to an increase in net interest income of $1,035,000, or 3.75% in 1995. On a taxable equivalent basis, the average rate paid on interest-bearing liabilities increased 51 basis points to 4.39%, while the taxable equivalent yield on average interest-earning assets increased 24 basis points to 8.39% in 1995. As a result, the net interest spread was 4.00% with a net interest margin of 4.62% in 1995 compared to 4.27% and 4.84%, respectively, in 1994. Total average loans increased 7.44% , total average securities increased 2.67%, and average federal funds sold and deposits increased 104.76% with total average earning assets increasing to $663,727,000 in 1995.

   Forgone interest on non-performing loans amounted to $113,000 in 1996, $136,000 in 1995, and $194,000 in 1994.

   Net interest income for the years 1994 through 1996 is shown in Table II. The presentation appears on a "taxable equivalent" basis to adjust for the tax-exempt status of income earned on certain loans and investments.

  Table III summarizes the effect on net interest income of changes in interest rates earned and paid, as well as changes in volume.


                                                                   TABLE II
                PREMIER BANKSHARES CORPORATION AND AFFILIATES
                             NET INTEREST INCOME
                          (IN THOUSANDS OF DOLLARS)

                                                 Increase         Increase
                                                (Decrease)       (Decrease)
                                                   1996             1995
                         1996   1995    1994   Amount  Percent  Amount Percent
Interest Income from
 Loans:
Demand and Time**     $ 9,261 $ 6,133  $ 4,519 $ 3,128  51.00 % $ 1,614  35.72%
Real Estate            22,952  21,447   19,307   1,505   7.02     2,140  11.08
Installments           11,177  10,231    9,018     946   9.25     1,213  13.45
Total Loan Income***  $43,390 $37,811  $32,844 $ 5,579  14.76 % $ 4,967  15.12

Interest Income from
 Securities:
Taxable                 9,300   9,908   10,379   (608)  (6.14)      (471) (4.54)
Non-taxable*            5,744   5,962    5,947   (218)  (3.66)        15   0.03
Total Security
 Income*              $15,044 $15,870  $16,326 $ (826)  (5.20) % $ (456) (2.79)%
Federal Funds Sold
 and Deposits             752   2,017      774 (1,265) (62.72)     1,243 160.59
Total Interest Income $59,186 $55,698 $ 49,944 $ 3,488   6.26 %  $ 5,754  11.52%

Interest Expense:
Demand Deposits         2,064   2,061    1,807       3   0.15        254  14.06
Savings                 4,073   4,705    5,851   (632) (13.43)   (1,149) (19.59)
Large Denomination
 Certificates           2,881   2,801    2,108      80   2.86       693   32.87
Other Time Deposits    16,086  14,379    9,870   1,707  11.87     4,509   45.68
Borrowed Funds            565   1,077      671   (512) (47.54)      406   60.51
                                                            4)
Total Interest Expense$25,669 $25,023  $20,307 $   646   2.58 %  $ 4,716  23.22%
Net Interest Income*  $33,517 $30,675  $29,637 $ 2,842   9.26 %  $ 1,038   3.50%


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



                                                                   TABLE III
                PREMIER BANKSHARES CORPORATION AND AFFILIATES
                        RATE/VOLUME ANALYSIS OF CHANGES
                       IN INTEREST INCOME AND EXPENSE***
                           (IN THOUSANDS OF DOLLARS)

                         1996 vs 1995                   1995 vs 1994
                     Increase (Decrease) In       Increase (Decrease) In
                       Net Interest Income          Net Interest Income

                      Volume  Rate     Total     Volume     Rate    Total
Loans:
 Demand and Time**  $ 4,203 $(1,075)  $ 3,128     $  823   $  791  $ 1,614
 Real Estate          1,681    (176)    1,505      1,077    1,063    2,140
 Installments           261     685       946        586      627    1,213
    Total Loans     $ 6,145  $ (566)  $ 5,579    $ 2,486  $ 2,481  $ 4,967

Securities:
  Taxable             (322)    (286)    (608)        382     (853)    (471)
  Non-taxable*         (77)    (141)    (218)         30      (15)      15
   Total Securities $ (399)  $ (427)  $ (826)     $  412   $ (868)  $ (456)

Federal Funds Sold
 and Deposits       (1,213)     (52)  (1,265)        812      431    1,243

Total Interest
 Income*            $ 4,533  $(1,045) $ 3,488     $ 3,710  $ 2,044  $ 5,754

Deposits:
 Interest-bearing
  Checking              230    (227)        3         239       15      254
  Savings Deposits    (331)    (301)    (632)      (578)     (568)  (1,146)
 Large Denomination
  Certificates           33       47       80        370      323      693
 Other Time Deposits  1,553      154    1,707      2,007    2,502    4,509
  Total Deposits    $ 1,485  $ (327)  $ 1,158   $  2,038  $ 2,272  $ 4,310
 Borrowed Funds       (368)    (144)    (512)          1      405      406
  Total Interest
   Expense          $ 1,117  $ (471)  $  646    $  2,039  $ 2,677  $ 4,716
  Net Interest
   Income*          $ 3,416  $ (574)  $ 2,842   $  1,671  $ (633)  $ 1,038



*Fully Taxable Equivalent - Using the Statutory Rate of 34%.
**Partially Taxable Equivalent - Using the Statutory Rate of 34%.
***Variances caused by the rate times the change in volume are allocated to rate.


              PREMIER BANKSHARES CORPORATION AND AFFILIATES


OTHER INCOME AND EXPENSE

      Total Other Income in 1996 totaled $5,067,000, a  $612,000  or  13.74%
increase over the $4,455,000 in 1995.  Not  considering security  gains/
(losses), other income increased $826,000, or 17.91%.   Service charges on
deposit  accounts  increased  $396,000,  other  service   charges commissions
and fees increased $231,000, other operating income increased $178,000 and trust department income increased $21,000. Security losses were $372,000 in 1996 and $158,000 in 1995.

     Other operating expenses in 1996 increased $1,612,000, or 7.83%. Salaries accounted for $1,270,000 of this increase. Normal salary increases, an additional branch opened in Christiansburg, and a loan production office opened in Bristol, Virginia accounted for a large part of the change in salaries in 1996. Also, 1996 reflected a full year of salaries paid to employees of the seven branches purchased in 1995, whereas 1995 reflected salaries from the second and third quarters forward. The increase in occupancy expenses of $246,000 was largely the result of these same structural changes.

     Total Other Income of $4,455,000 in 1995 represents a $226,000, or a 4.83% decrease over 1994. However, considering the effect of security gains/(losses), other income increased $574,000 primarily because of increased service fee income.

     Largely the result of structural changes, other operating expenses in 1995 increased $1,490,000, of which $524,000 was an increase in salaries over 1994. Amortization of goodwill increased $383,000, and data processing expenses increased $375,000. FDIC assessment was $588,000 less than 1994. Noninterest expenses have been reduced relative to growth.

Other increases/decreases were generally in the normal course of business.

  The major components of other income and expense are shown in Tables IV and V.

                                                                      TABLE IV
                PREMIER BANKSHARES CORPORATION AND AFFILIATES
                               OTHER INCOME
                          (IN THOUSANDS OF DOLLARS)

                                        Increase (Decrease)  Increase (Decrease)
                                              1996                  1995
                        1996  1995   1994   Amount   Percent   Amount   Percent
Service Charges on
  Deposit Accounts    $2,941 $2,545 $ 2,006  $ 396     15.56  %  $ 539   26.87%

Trust Fees               239    218     240     21      9.63       (22)  (9.17)
Other Service Charges,
 Commissions and Fees  1,810  1,579   1,496    231     14.63        83    5.55
Other Operating Income   449    271     297    178     65.68       (26)  (8.75)
Security Gains         (372)  (158)     642  (214)    135.44      (800) (124.61)

Total Other Income   $ 5,067 $4,455 $ 4,681  $ 612     13.74  %  $(226)  (4.83)%

                                                                     TABLE V

              PREMIER BANKSHARES CORPORATION AND AFFILIATES
                             OTHER EXPENSES
                        (IN THOUSANDS OF DOLLARS)


                                         Increase (Decrease) Increase (Decrease)
                                                  1996                1995
                      1996    1995    1994  Amount   Percent   Amount Percent
Salaries and Wages $  9,274 $ 8,004 $ 7,480  $1,270  15.87 %  $ 524    7.01 %
Employee Benefits     1,993   2,072   2,259    (79)  (3.81)    (187)  (8.28)
 Total Employee
  Benefits         $ 11,267 $10,076 $ 9,739  $1,191  11.82 %  $ 337    3.46 %
Other Operating Expenses:
  Occupancy           1,150     904     846     246  27.21       58    6.86
  Equipment           1,377   1,205   1,099     172  14.27      106    9.65
  Other Operating
   Expenses           8,400   8,397   7,408       3   0.04      989   13.35

Total Other Operating
 Expenses         $ 10,927  $10,506 $ 9,353  $  421   4.01 %  $1,153  12.33 %
Total Other
 Expenses         $ 22,194  $20,582 $19,092  $1,612   7.83 %  $1,490   7.80 %


              PREMIER BANKSHARES CORPORATION AND AFFILIATES

ALLOWANCE FOR LOAN LOSSES

       An allowance for loan losses is maintained in accordance with periodic reviews of loans. Additions are made to this allowance as needed. Losses are charged to the allowance rather than being reported as a direct expense.

      Net loans charged off in 1996 increased by $18,000 compared to 1995, while $880,000 in provisions were added during the year compared to $315,000 last year. Also, $150,000 additional reserves were added as a result of the acquisition of Big Stone Gap Bank and Trust. Premier remains committed to maintaining more than adequate reserves for possible loan losses. The allowance at year-end of $5,713,000 was 1.29% of average outstanding loans.

      Total non-performing assets decreased by $836,000, or 23.75% in 1996. Foreclosed properties decreased $163,000, and non-accrual loans decreased
$1,037,000 while restructured loans increased $364,000. Total delinquent loans increased $1,105,000, or 10.92% in 1996. However, delinquencies represented 2.31% of loans net of unearned compared to 2.49% last year.

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


                                                                      TABLE VI
                 PREMIER BANKSHARES CORPORATION AND AFFILIATES
                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                           (IN THOUSANDS OF DOLLARS)

                                 1996      1995      1994     1993     1992
Balance at Beginning of Period $ 5,430   $ 5,844  $  5,227  $ 5,312   $5,217
 Charge-offs:
  Commercial, Finanical and
   Agriculture                    134       329       171      367      553
  Real Estate - Construction
  Real Estate - Mortgage          113        22       116      623      117
  Loans to Individuals            824       692       685      734      939
  Other Loans
   Total charge-offs            1,071     1,043       972    1,724    1,609

 Recoveries:
  Commercial, Financial and
   Agriculture                      60        57       178      209      240
  Real Estate - Construction
  Real Estate - Mortgage            42        15        44      104       61
  Loans to Individuals             222       242       223      470      252
  Other Loans
  Total Recoveries                 324       314       445      783      553

 Net Charge-offs (Recoveries)      747       729       527      941    1,056
  Additions Charged to Operations  880       315     1,144      856    1,151
  Changes Incident to Merger       150
  Balance at End of Period     $ 5,713   $ 5,430  $  5,844  $ 5,227   $5,312
  Ratio of Net Charge-offs (Recoveries)
   to Average Outstanding Loans   0.17 %    0.19 %    0.14 %   0.29 %   0.36 %
  Ratio of Allowance for Loan Losses
   to Average Outstanding Loans   1.29 %    1.40 %    1.61 %    1.62 %   1.81 %
  Ratio of Provision for Loan Losses
   to Average Outstanding Loans   0.20 %    0.08 %    0.32 %    0.26 %   0.39 %



                                                                 TABLE VII
                PREMIER BANKSHARES CORPORATION AND AFFILIATES
                ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                         (IN THOUSANDS OF DOLLARS)


                  1996         1995          1994           1993       1992
                  % of         % of          % of           % of       % of
                 Loans        Loans         Loans          Loans      Loans
                to Total     to Total      to Total       to Total   to Total
              Amount Loans Amount Loans Amount Loans Amount Loans Amount Loans
Domestic
 Commercial,
 Financial and Agri-
  cultural $2,280  31.76%$2,206  32.23%$2,658  31.21%$2,465  30.63%$2,401 18.74%
Real Estate -
 Construction  50   3.45     50   3.01    105   2.32     90   1.64     83  1.60
Real Estate -
 Mortgage     775  43.66    722  40.33    982  40.72    875  41.76    805 52.75
Loans to
Individuals 2,050  19.87  2,017  23.71  1,549  25.32  1,384  25.41  1,302 26.35
Other Loans    16   1.26     15    .72     20    .43     20    .56     20  0.56
Foreign
 Unallocated  542           420           530           393           701

Totals    $ 5,713 100.00%$5,430 100.00%$5,844 100.00%$5,227 100.00%$5,312 100.00







             PREMIER BANKSHARES CORPORATION AND AFFILIATES


INCOME TAXES

      Applicable income taxes on 1996 earnings amounted to $3,267,000 or 24.35% of income before income taxes, compared to $2,967,000 or 24.36% for 1995.

BALANCE SHEET ANALYSIS

Premier's total assets decreased $931,000 to $761,035,000 from year-end 1995. Average earning assets increased 4.76% during 1996, and comprised 92.39% of average total assets.

The Corporation had total assets of $762 million at the end of 1995, an increase of 16.31% over 1994.

LOANS

      Loan demand was significantly higher in 1996 than in previous years and total loans, net of unearned income, at year-end totaled $497,928,000, an increase of $91,929,000, or 22.64% over 1995. The most significant increases were in real estate mortgages. The ratio of loans-to-deposits at year-end 1996 was 75.09%, compared to 61.56% at year-end 1995. The ratio of net chargeoffs to average outstanding loans was 0.17% in 1996. Loans delinquent 90 days or more and still accruing were $2,520,000 in 1996 compared to $1,548,000 in 1995; nonaccrual loans decreased from $1,925,000 in 1995 to $888,000 in 1996. Foreclosed properties decreased from $881,000 in 1995 to $718,000 in 1996; restructured loans increased from $714,000 in 1995 to $1,078,000 in 1996.

      Total loans, net of unearned income, at year-end 1995 totaled $405,999,000, an increase of $39,295,000 or 10.72% over 1994. Although loan demand improved during 1995 over the moderate demand experienced in 1994, the ratio of loans-to-deposits at year-end 1995 was 61.56%, compared to 63.37% at year-end 1994. This change was primarily the result of the increase in deposits from the seven branches acquired in 1995. The ratio of net chargeoffs to average outstanding loans was 0.19% in 1995 compared to 0.14% in 1994. Loans delinquent 90 days or more and still accruing were $1,548,000 in 1995 compared to $711,000 in 1994, while nonaccrual loans decreased from $3,018,000 in 1994 to $1,925,000 in 1995. Forclosed properties increased from $677,000 in 1994 to $881,000 in 1995; restructured loans decreased from $1,172,000 in 1994 to $714,000 in 1995.

      Real estate mortgages representing 44.05% and 40.86% of the loan portfolio net of unearned interest at December 31, 1996 and December 31, 1995, respectively. Management believes that such loans should continue to be the major lending activity of Premier's subsidiary banks. Management further intends as a part of its lending policy, to satisfy this demand as long as deposit growth and liquidity remain satisfactory. To assist in this, Premier Bank, Inc.(currently Premier Bank-South, N.A.) obtained approval in 1992, from the Federal National Mortgage Association to become a seller/servicer of its mortgage products, and continues to close, sell and service qualified loans, thus creating a new income source while releasing funds for additional loan activities. Also in 1995, through Premier Bank-South, N.A. an agreement was entered into with Chase Manhattan Mortgage Corporation to sell real estate mortgages on the secondary market along with a contract with Nellie Mae. There was also an agreement made with Chase Manhattan Funding in 1996.

     Table VIII reflects loans by type while Table IX shows average rates earned and other significant data on loans.


INVESTMENTS

      The investment securities portfolio decreased $76,436,000, or 28.57% over 1995. At year-end 1996, the portfolio totaled $191,095,000,
compared to $267,531,000 at year-end 1995.   At year-end  94% of all
securities were rated "A" or better, or were issued by the U.S. Government or its agencies. The investment portfolio had an average taxable equivalent yield of 6.46% at year-end.

      Investments increased $36,083,000, or 15.59% in 1995 over 1994. At year-end, the portfolio totaled $267,531,000, compared to $231,448,000 at year-end 1994 and 95% of all securities were rate "A" or better or were issued by the U.S. Government or its agencies. The investment portfolio had an average taxable equivalent yield of 6.64% at year-end.

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

DEPOSITS

      Total deposits increased $3,885,000 to $665,798,000 at year-end 1996. Interest-bearing demand accounts, savings, and large denomination certificates of deposit decreased 3.03%, 4.37% and 1.64%, respectively. Non-interest bearing demand and other time deposits increased 16.44% and
 .66%, respectively, in 1996 over 1995.


      Total deposits increased $92,503,000 to $661,913,000 at year end 1995 compared to $569,410,000 at year-end 1994. This change was largely the result of the branch acquisitions. Demand deposits increased 10.42%, interest bearing demand 32.64%, savings decreased 11.96%, large denomination certificates increased 17.48%, and other time deposits increased 32.27%.

      Table X shows average rates paid and other significant data on deposits. Maturities of $100,000 or more certificates of deposit are shown in Table XIV.

STOCKHOLDERS' EQUITY

      Common stockholders' equity at year-end 1996 was $78,565,000 compared to $73,223,000 at year-end 1995. Changes in the interest rate environment during 1996 were reflected through a negative adjustment of $1,478,000 to the allowance for net unrealized losses in available for sale securities bringing the year-end balance to a net unrealized loss of $1,077,000 compared to a gain of $401,000 at year-end 1995. At year-end, the leverage capital ratio was 9.20%.

     Common stockholders' equity at year-end was $78,565,000 compared to
$73,223,000 for 1995.   There was a positive adjustment in the allowance
for unrealized losses in 1994 of $6,212,000 to reflect a net unrealized gain of $401,000 at year-end 1995. At year-end 1995, the leverage capital ratio was 8.92%. On December 14, 1995, Premier declared a four for three stock split payable January 3, 1996. Shares outstanding were 6,650,083 and 4,987,805 for 1995 and 1994, respectively. Restated for the split, average shares were 6,650,803 for each of the three years. Cash dividends of $2,894,000, (originally $0.56 per share restated to $0.43 per share because of the split) were declared in 1995.

     As mentioned earlier, during 1994, Dickenson-Buchanan Bank was acquired in a stock exchange transaction. A total of 582,678 shares of Premier were issued for all of the outstanding stock of Dickenson-Buchanan Bank.



                                                                 TABLE VIII

               PREMIER BANKSHARES CORPORATION AND AFFILIATES
                        LOAN CLASSIFICATION SUMMARY
                         (IN THOUSANDS OF DOLLARS)


                           1996       1995       1994       1993       1992
Domestic:
 Commercial,
  Financial and
  Agricultural           $ 159,572  $ 132,601  $  72,684  $  72,233  $  58,966
 Real Estate-
  Construction              17,321     12,393      8,654      5,667      5,028
 Real Estate -
  Mortgage                 219,342    165,900    195,794    176,452    165,996
 Loans to Individuals       99,807     97,554     94,520     89,412     82,922
 Other Loans                 6,316      2,937      1,606      1,573      1,764
Foreign:
 Total Gross Loans       $ 502,358  $ 411,385  $ 373,258  $ 345,337  $ 314,676
Less:
 Unearned Income             4,430      5,386      6,554      7,385      9,026
 Allowance for Loan Losses   5,713      5,430      5,844      5,227      5,312
Net Loans                $ 492,215  $ 400,569  $ 360,860  $ 332,725  $ 300,338
Non-performing Assets:
 Non-accrual Loans       $     888  $   1,925  $   3,018  $   4,006  $   4,287
 Loans Past Due Over
  90 Days                    2,520      1,548        711      1,407      1,538
 Other Real Estate Owned       718        881        677      1,382        892
 Restructured Debt           1,078        714      1,172      1,128      1,286

Total                    $   5,204  $   5,068  $   5,578  $   7,923  $   8,003






                                                                 TABLE IX


               PREMIER BANKSHARES CORPORATION AND AFFILIATES
              EARNING ASSETS AND INTEREST BEARING LIABILITIES
                         (IN THOUSANDS OF DOLLARS)


                                              Percent of Change
                     Average Outstanding**       Prior Year      Average Rate*
                     1996     1995     1994     1996     1995    1996     1995
Earning Assets:
 Loans:
  Demand and Time   $ 92,688 $ 54,997 $ 46,517   68.53%   18.23%   9.99%  11.15%
  Real Estate        252,180  233,820  221,469    7.85     5.58    9.10    9.17
  Installments       103,763  101,165   94,993    2.57     6.50   10.77   10.11
 Total Loans         448,631  389,982  362,979   15.04     7.44    9.67   9.70
Securities:
 Taxable             158,709  164,129  158,304  (3.30)     3.68    5.86   6.04
 Non-taxable          74,171   74,976   74,594  (1.07)     5.12    7.74   7.93
  Total Securities   232,880  239,105  232,898  (2.60)     2.67    6.46   6.64
Federal Funds Sold
 and Deposits         13,813   34,640   16,917 (60.12)   104.76    5.44   5.82
Total Earning Assets 695,324  663,727  612,794    4.76     8.31    8.51%  8.39%

Other Assets, Net of
 Allowance for Loan
  Losses              57,234   48,241   39,013   18.64    23.65
                    $752,558 $711,968 $651,807    5.70%    9.23%





* Average Rate Calculated on the Fully Taxable Equivalent - Using the
Statutory Rate of 34%.
** Nonaccruing loans are included in the daily average loan amounts outstanding.




                                                                 TABLE X

               PREMIER BANKSHARES CORPORATION AND AFFILIATES
         EARNING ASSETS AND INTEREST BEARING LIABILITIES, Continued
                         (IN THOUSANDS OF DOLLARS)



                                              Percent of Change
                       Average Outstanding        Prior Year     Average Rate*
                     1996     1995     1994     1996     1995     1996    1995
Interest-bearing
 Liabilities:
  Interest-bearing
   Checking         $ 84,070 $ 75,436 $ 66,605   11.45    13.26%  2.46%   2.73%
  Savings Deposits   136,897  146,802  162,890  (6.75)%  (9.88)   2.98    3.20
  Large Denomination
   Certificates       52,639   52,065   44,283    1.10    17.57   5.47    5.38
   Time Deposits     307,263  277,040  230,254   10.91    20.32   5.24    5.19
   Borrowed Funds     12,402   18,832   18,816  (34.14)     .09   4.56    5.72
Total Interest-bearing
 Liabilities         593,271  570,175  522,848    4.05     9.05   4.33    4.39
Demand Deposit        77,553   74,750   63,679    3.75    17.39
Other Liabilities      6,394    2,133    5,145  199.77   (58.54)
Stockholders' Equity  75,340   64,910   60,135   16.07     7.94
Total Liabilities and
Stockholders'Equity $752,558 $711,968 $651,807    5.70%    9.23%
Net Yield on Earnings Assets                                      4.82%   4.62%


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

     To the extent liquidity is required, it can normally be handled using cash flows from operations. As shown in the Consolidated Statements of Cash Flows, the net increase in loans was $95,354,000 during 1996 which was funded mostly through proceeds from the maturity and sale of certain securities and the termination of fed funds sold. In 1995, net increases in deposits amounted to $92,503,000 (demand and time) versus net loan increases of $40,958,000. In 1994 net deposit increases amounted to $8,666,000 versus net loan increases of $30,182,000 in 1994.

     The cash flow trend since 1992 in customer loans has been in the $30 to $40 millions of dollar range except in 1996 where an increase of $95 million was experienced. In 1993 through 1995, the majority of cash flow funding was generated by increases in deposits. However, in 1996, loans were funded by maturity and sales of investment securities. Cash flow from operations supplemented each year.

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

     Premier's guideline for asset and liability management allows for a variance of +/- 10% cumulative gap position to total assets for the twelve month horizon. Prepayment assumptions for the mortgage backed securities are determined by obtaining the cash flow for the next twelve months from an investment service at the end of each year. The percentage of prepayments at the mortgage prepayment speeds at the time are used for the ensuing year. The deposit assumptions under the once proposed FDIC Improvement Act of 1991 (FDICIA 305) are used for the runoff/decay of deposits. Using this approach, Premier's rate sensitivity shows that the balance sheet is liability sensitive. This indicates that earnings are subject to decline in a rising interest rate environment. Premier's actual experience has been that deposit rates do not move in conjunction with the federal funds rate but in fact lag this index in a rising-rate environment. The deposit run offs have not approximated the prepayments under FIDICIA 305 although some deposit decay has occurred due to Premier's conservative pricing policy.

     Following is a summary of Premier's Dynamic Gap position as of December 31, 1996, using the maturity and repayment assumptions mentioned above:


                                Three Month       One Year     Beyond One Year
Total Earning Assets Repricing  149,674           174,748      436,671
Total Interest-bearing
 Liabilities Repricing          144,700           226,463      192,151

Repricing Gap Adjusted            4,974          (51,715)      244,520
Repricing Gap-Cummulative         4,974          (46,742)      197,778

Cumulative Gap to Total Assets     0.65%          (6.14%)        25.99%
Cumulative Net Interest-earning
 Assets to Cumulative Interest-
  bearing liabilities            103.34%            77.16%      227.25%


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

                                                                      TABLE XI


                   PREMIER BANKSHARES CORPORATION AND AFFILIATES
                           INVESTMENT SECURITY ANALYSIS**
                             (IN THOUSANDS OF DOLLARS)

                  Total        0 - 1          1-5        5 - 10      10 and Over
              Amount  Rate  Amount Rate  Amount  Rate  Amount Rate  Amount Rate
   1996
U.S. Treasury
 and Agency
 Securities  $111,615 6.05%$ 6,486 5.33%$ 28,852 5.67%$43,747 6.02%$32,530 6.59%

State and
 Political
 Subdivisions* 73,825 7.67   5,014 6.34   39,477 7.60  27,888 7.97   1,446 8.85

Other
 Securities     7,245 6.30   1,100 5.03    1,182 6.08                4,963 6.64

 Totals      $192,685 6.68%$12,600 5.71%$ 69,511 6.77%$71,635 6.78%$38,939 6.68%


     1995
U.S. Treasury
 and Agency
 Securities  $163,687 5.94%$18,468 4.91%$ 74,675 5.72%$40,276 6.10%$30,268 6.91%

State and
 Political
 Subdivisions* 85,634 7.74   4,136 7.68   38,091 7.32  38,952 8.04   4,455 8.76

Other
 Securities    17,572 5.99   6,876 6.03    8,149 5.97                2,547 5.94

 Totals      $266,893 6.52%$29,480 5.56%$120,915 6.24%$79,228 7.05%$37,270 7.06%


*  Fully Taxable Equivalent - Using the Statutory Rate of 34%.
** Prepared Using Investments at Amortized Cost.


                                                          TABLE XI (Continued)


                        PREMIER BANKSHARES CORPORATION AND AFFILIATES
                                INVESTMENT SECURITY ANALYSIS**
                                 (IN THOUSANDS OF DOLLARS)

                     Total    0 - 1      1-5          5 - 10       10 and Over
               Amount  Rate  Amount Rate  Amount Rate  Amount Rate  Amount Rate
1994
U.S. Treasury
 and Agency
 Securities  $154,516 5.81% 13,994 4.53%$ 67,762 5.42%$37,681 5.95%$35,079 6.95%
State and
 Political
 Subdivisions* 77,997 8.03   3,268 7.56   28,446 7.30  39,468 8.44   6,815 8.88
Other
 Securities     8,233 5.76                 5,610 6.08     262 5.84   2,361 5.02

  Totals     $240,746 6.53%$17,262 5.10%$101,818 5.98%$77,411 7.22%$44,255 7.14%


*   Fully Taxable Equivalent - Using the Statutory Rate of 34%.
** Prepared Using Investments at Amortized Cost

                                                             TABLE XII


             PREMIER BANKSHARES CORPORATION AND AFFILIATES
                       INTEREST RATE SENSITIVITY
                       (IN THOUSANDS OF DOLLARS)
                           DECEMBER 31, 1996


                                                  Beyond
                           Interest-Sensitive       One
                             1-90     91-365       Year      Total

Earnings Assets:
Loans                    $ 113,378   $ 95,116   $  289,434   $ 497,928
Investment
 Securities                 11,061      6,850      173,184     191,095
Fed Funds Sold               9,130                               9,130

  Total Earning Assets     133,569    101,966      462,618     698,153

Interest-bearing
 Liabilities:

Interest-bearing Demand     86,844                              86,844
Savings Deposits            98,413                              98,413
Large Denomination CD's     16,198     23,993       11,781      51,972
Other Time Deposits         76,794    135,205       97,990     309,989
Money Market Instruments    36,567                              36,567

 Total Interest-bearing
  Deposits                 314,816    159,198      109,771     583,785

Other Short-term Debt       10,347                              10,347

Total Interest-bearing
 Liabilities               325,163    159,198      109,771     594,132

Cumulative Interest-
 Sensitivity Excess (GAP)$(191,594) $(248,826)       N/A        N/A



                                                               TABLE XIII

             PREMIER BANKSHARES CORPORATION AND AFFILIATES
                 MATURITY AND RATE SENSITIVITY ANALYSIS
                       (IN THOUSANDS OF DOLLARS)
                           DECEMBER 31, 1996

                           Due In Due In One to Five Years Due After Five Years
                           One Year   Fixed        Floating  Fixed      Floating
                    Total   Or Less    Rate          Rate     Rate        Rate
Domestic:
Commercial,
 Financial and
 Agricultural    $ 89,809 $ 61,457   $ 18,396      $ 2,399  $ 7,029     $ 528
Real Estate -
 Construction      17,311   11,462      3,490          580    1,484       295

Other (Excluding
 Consumer
 Installment and
 Residential
 Mortgage Loans)   81,280   43,852     23,949        5,736    7,743

Foreign

Totals            $188,400 $116,771  $ 45,835      $ 8,715  $16,256    $ 823

                                                              TABLE XIV

            PREMIER BANKSHARES CORPORATION AND AFFILIATES
    MATURITY SCHEDULE - LARGE DENOMINATION CERTIFICATES OF DEPOSIT
                      (IN THOUSANDS OF DOLLARS)


Time Certificates of Deposit, in amounts of $100,000 or more, outstanding at December 31, 1996, mature as follows:

Three Months or Less                    $  16,199
Over Three Months Through Six Months       12,741
Over Six Months Through Twelve Months      11,252
Over Twelve Months                         11,780
                                        $  51,972




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements of Bankshares and its affiliates appear herein.

     Quarterly Results of Operations is included in the Notes to Consolidated Financial Statements as Note 17.



Persinger & Company, L.L.C.
252 George Street
Beckley, WV  25801
Telephone (304) 255-1978
Fax (304) 255-1971

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Premier Bankshares Corporation
Bluefield, Virginia

We have audited the accompanying consolidated balance sheets of Premier Bankshares Corporation and Affiliates as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Dickenson-Buchanan Bank, a consolidated subsidiary in 1994, which statements reflect total revenue constituting 14% of the related consolidated total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dickenson-Buchanan Bank, is based solely on the report of the other auditors.

We conducted our audits on accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Bankshares Corporation and Affiliates as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

Persinger & Company, L.L.C.

Beckley, West Virginia
January 15, 1997






Brown, Edwards & Company, L.L.P
Certified Public Accountants
1969 Lee Highway
Bristol, Virginia


January 13, 1995

               INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Dickenson-Buchanan Bank
Haysi, Virginia

We have audited the balance sheet of Dickenson-Buchanan Bank as of December 31, 1994 and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Dickenson-Buchanan Bank as of December 31, 1994 and the results of operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

Brown, Edwards & Company, L.L.P.
Certified Public Accountants




CONSOLIDATED BALANCE SHEETS
PREMIER BANKSHARES CORPORATION AND AFFILIATES
(In Thousands of Dollars)

                                            December 31,

                                           1996     1995
ASSETS

Cash and Due From Banks                 $ 28,086 $ 28,957
Securities Available for Sale            157,306  234,183
Securities Held to Maturity               33,789   33,348
Federal Funds Sold                         9,130   24,105
Loans, Net                               492,215  400,569
Bank Premises and Equipment, Net          17,483   17,242
Accrued Income Receivable                  6,040    6,377
Other Assets                              17,055   17,254
                                        $761,104 $762,035


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  Demand                                $ 82,013 $ 70,431
  Now Accounts                            86,844   89,558
  Savings                                134,980  141,142
  Time, $100,000 and Over                 51,972   52,839
   Other Time                            309,989  307,943
                                        $665,798 $661,913

Short-Term Debt                         $ 10,347 $ 17,407
Accrued Interest and Other Liabilities     6,394    9,492
  TOTAL LIABILITIES                     $682,539 $688,812

Commitments and Contingencies

Stockholders' Equity
  Capital Stock:
   Common, $2 Par Value; Authorized
   10,000,000 shares; Issued
   6,650,083 in 1996 and 1995           $ 13,300 $ 13,300
Surplus                                   18,696   18,704
Retained Earnings                         47,646   40,818
Net Unrealized Gain (Loss) on
 Securities Available for Sale           (1,077)    (401)
                                        $ 78,565 $ 73,223
                                        $761,104 $762,035

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME
PREMIER BANKSHARES CORPORATION AND AFFILIATES
(In Thousands of Dollars except per share data)

                                           Years Ended December 31,
                                         1996        1995       1994

INTEREST INCOME:
Loans and Fees                       $  43,251   $  37,784   $  32,814
Securities Available For Sale            9,096       9,907       9,404
Securities Held to Maturity              3,995       3,935       4,900
Federal Funds Sold                         752       2,017         751
Money Market Deposits                                               23
                                     $  57,094   $  53,643   $  47,892

INTEREST EXPENSE:
Deposits                             $  25,104   $  23,946   $  19,636
Short-term Debt                            565         877         632
Long-term Debt                                         200          39
                                     $  25,669   $  25,023   $  20,307
  Net Interest Income                $  31,425   $  28,620   $  27,585

PROVISION FOR POSSIBLE LOAN LOSSES         880         315       1,144
 Net Interest Income After Provision
  for Possible Loan Losses           $  30,545   $  28,305   $  26,441

OTHER INCOME:
Trust Department Income              $     239   $     218   $     240
Service Fees                             2,941       2,545       2,006
Security Gains (Losses)                  (372)       (158)         642
Other Service Charges, Commissions
 and Fees                                1,810       1,579       1,496
Other                                      449         271         297
                                     $   5,067   $   4,455   $   4,681

OTHER EXPENSES:
Salaries and Wages                   $   9,274   $   8,004   $   7,480
Pensions and Other Employee Benefits     1,993       2,072       2,259
Occupancy Expenses                       1,150         904         846
Equipment Rentals, Depreciation and
 Maintenance                             1,377       1,205       1,099
Other Operating Expenses                 8,400       8,397       7,408
                                     $  22,194   $  20,582   $  19,092

Income Before Income Taxes           $  13,418   $  12,178   $  12,030

FEDERAL INCOME TAXES                     3,267       2,967       3,024
  NET INCOME                         $  10,151   $   9,211   $   9,006
EARNINGS PER COMMON SHARE            $    1.53   $    1.39   $    1.35
CASH DIVIDENDS PER COMMON SHARE      $    0.48   $    0.43   $    0.36

See Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PREMIER BANKSHARES CORPORATION AND AFFILIATES
(In Thousands of Dollars)

                              Years Ended December 31, 1996, 1995, and 1994
                                                         Net Unrealized
                                                          Gain(Loss)
                                                         on Securities
                       Capital Stock            Retained   Available
                     Shares    Amount  Surplus  Earnings   for Sale     Total
BALANCE-
 December 31, 1993 4,987,805 $  9,975 $ 22,029 $ 27,872  $    (107)  $ 59,769
Net Income                                        9,006                 9,006
Cash Dividends Declared                         (2,377)               (2,377)
Change in Unrealized Gain
 (Loss) On Securites
 Available for Sale, Net                                    (6,105)   (6,105)

BALANCE-
 DECEMBER 31, 1994 4,987,805 $  9,975 $ 22,029 $ 34,501  $  (6,212)  $ 60,293
Net Income                                        9,211                 9,211
Cash Dividends Declared                         (2,894)               (2,894)
Change in Unrealized Gain
 (Loss) On Securities
 Available for Sale, Net                                      6,613     6,613

Four for Three
 Stock Split       1,662,278    3,325  (3,325)

BALANCE-
 DECEMBER 31, 1995 6,650,083 $ 13,300 $ 18,704 $ 40,818  $      401  $ 73,223
Net Income                                       10,151                10,151
Cash Dividends Declared                         (3,323)               (3,323)
Stock Repurchased                          (8)                            (8)
Change in Unrealized Gain
 (Loss) On Securities
 Available for Sale, Net                                    (1,478)   (1,478)
BALANCE-
 DECEMBER 31, 1996 6,650,083 $ 13,300 $ 18,696 $ 47,646  $  (1,077)  $ 78,565

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
PREMIER BANKSHARES CORPORATION AND AFFILIATES
(In Thousands of Dollars)

                                                   Years Ended December 31,
                                                   1996      1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                   $  10,151  $   9,211  $   9,006
  Adjustments to Reconcile Net Income to Cash
   Provided by Operating Activities:
    Depreciation and Amortization of Premises
    and Equipment                                  1,317      1,069        847
    Provision for Possible Loan Losses               880        315      1,144
    Provision for Deferred (Prepaid)
     Income Taxes                                  (623)          3       (39)
    Amortization of Goodwill and Intangibles         925        662        288
    Amortization of Premiums and Accretion of
     Discounts, Net                                1,095        690        680
    Securities (Gains)Losses                         372        158      (642)
    Loss on Foreclosed Properties                     44         23         52
    (Increase)Decrease in Loans Held for Sale      2,331      (970)    (4,879)
    (Increase)Decrease in Accrued
      Income Receivable                              337    (1,109)      (652)
    Increase in Other Assets                       (244)   (10,700)      (374)
    (Decrease)Increase in Accrued Interest
      Payable and Other Liabilities              (3,098)      7,279    (2,533)
    Net Cash Provided by Operating Activities  $  13,487  $   6,631  $   2,898

CASH FLOWS FROM INVESTING ACTIVITIES
 Net Decrease (Increase) in Temporary
  Investments                                  $  14,975  $ (6,865)  $  22,654
 Proceeds From Maturities of Securities
  Held to Maturity                                 3,752      9,170     26,001
 Purchase of Securities Held to Maturity         (4,841)   (20,160)   (15,481)
 Proceeds From Sales of Securities
  Available for Sale                              62,126     35,615     18,648
 Proceeds From Maturities of Securities
  Available for Sale                              50,405     24,806     31,524
 Purchases of Securities Available for Sale     (38,039)   (79,749)   (68,224)
 Net Increase in Customer Loans                 (95,354)   (39,988)   (25,303)
 Proceeds From Sales of Foreclosed Properties        682        343      1,356
 Purchases of Premises and Equipment             (1,579)    (4,508)    (3,978)
 Proceeds From Sales of Premises and Equipment        21        448        88
   Net Cash Used In Investing Activities       $ (7,852)  $(80,888)  $(12,715)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Demand, NOW and Savings
  Accounts                                         2,706      9,506      1,491
 Net Increase in Time Deposits                     1,179     82,997      7,175
 Net (Decrease)Increase Short-term Debt          (7,060)    (3,970)      6,046
 Cash Dividends                                  (3,323)    (2,894)    (2,377)
 Purchase of Capital Stock                           (8)
 Proceeds from Long-term Borrowings                                      2,000
 Payments on Long-term Borrowings                           (1,900)      (100)
   Net Cash Provided by Financing Activities   $ (6,506)  $  83,739  $  14,235
   Net Increase In Cash and Due From Banks     $   (871)  $   9,482  $   4,418


See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
PREMIER BANKSHARES CORPORATION AND AFFILIATES
(In Thousands of Dollars)

                                                    Years Ended December 31,
                                                   1996       1995       1994
CASH AND DUE FROM BANKS
  Beginning                                       28,957     19,475     15,057
  Ending                                        $ 28,086   $ 28,957   $ 19,475

Supplemental Disclosures of Cash Flow Information
  Cash Payments of Interest Paid:
  To Depositors                                  $ 25,277   $ 23,188  $ 19,565
  On Federal Funds Purchased and Securities
   Sold Under Agreements to Repurchase                570      3,723       670
  Income Taxes                                      2,972      2,634     3,229
  Cash Payment Made For Seven Branches
   Purchased in 1995:
    Cash and Due From Banks                                 $ 89,518
    Bank Premises and Equipment                                2,253
    Loans                                                     15,062
    Other Assets                                               9,866
    Deposits                                                 116,439
    Other Liabilities                                            260

  Supplemental Schedule of Noncash
   Investing and Financing Activities
   Other Real Estate Acquired in Settlement
    of Loans                                    $    497    $    934  $   903
   Net Change in Unrealized (Gain) Loss
    on Securities Available for Sale               2,033     (9,937)    9,298


See Notes to Consolidated Financial Statements.



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

Summary of the Company's significant accounting policies:

BASIS OF PRESENTATION: The accounting and reporting policies of the Company and its wholly-owned affiliates conform to generally accepted accounting principles and general practices within the banking industry. During 1995, two of the banking affiliates of the Company became National Banking Organizations. The principle regulatory agency for all banks is now the Office of the Comptroller of the Currency.

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

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks including cash items in the process of clearing. Cash flows from loans originated by the affiliate banks, deposits, and federal funds purchased and sold are reported net. Temporary investments include federal funds sold, trading securities, and interestbearing deposits in banks.

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


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

SECURITIES:   Securities available for sale are those debt
securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect.

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

LOANS HELD FOR SALE: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. The Financial Accounting Standards Board's Statement No. 122, Accounting for Mortgage Servicing Rights, generally requires a Company that originates mortgage loans for sale on a secondary mortgage market such as FNMA and retains the servicing rights, shall allocate the total costs of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Any cost allocated to mortgage servicing rights should be evaluated for impairment based on their fair value. The Company has not adopted this Statement for the year ended December 31, 1996, as there were no significant transactions involving servicing rights.

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

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of the impairment of those loans is to be based on the fair value of the collateral. Statement 114, as amended, also requires certain disclosuresabout investments in impaired loans and the allowance for possible loan losses and interest income recognized on those loans. The adoption of Statement 114 had no effect on the consolidated financial statements.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned discount and fees and cost and an allowance for possible loan losses.

The allowance for possible loan losses is increased through a provision for possible loan losses charged to income, and decreased by charge-offs, net of recoveries, when management determines that collectability of all amounts when due is unlikely. The allowance is based on management's estimate of the amount necessary to absorb losses on existing loans.
Management's estimate is based on a review of specific loans and, for smaller balance homogeneous loans, on the Company's past loan loss experience known and inherent risks in the entire loan portfolio, overall portfolio quality, estimated fair value of any underlying collateral, and current economic conditions that may affect borrower's ability to pay. For those loans that are separately evaluated for collectability, when management determines that it is probable that principal and interest on those loans will not be collected according to their contractual terms, the impairment of those loans is recognized in the allowance account based on the fair value of the underlying collateral, if collateral dependent, and on the present value of expected future cash flows discounted at the loans' effective rate where the loan is unsecured. Cash collections on loans that are impaired are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.

Unearned interest on discounted loans is amortized to income over the life of the loans, using the sum-of-the-months digits (78ths) method. For all other loans, interest is accrued daily on the outstanding balances. The methods collectively produce a result that is not materially different from the level yield method. Accrual of interest is generally discontinued when a loan becomes 90 days past due as to principal or interest. Upon such discontinuance, all unpaid accrued interest is reversed. Management may elect to continue the accrual of interest if the loan is well collateralized and in process of collection.

Charge-off, repossession or foreclosure is generally initiated at 120 days on all consumer loans. The charge-off of commercial loans is managed on a loan by loan basis after establishing the ongoing status of the company and the strength of any guarantor and collateral support.

A loan is considered impaired at the time that it is probable that the bank will be unable to collect all amounts due, both principal and interest, in accordance with the contractual terms of the loan agreement. The fair value of any collateral is used to determine the value of secured impaired loans. The discounted cash flow method is used to determine the value of unsecured impaired loans.

In making judgments about the probability that a loan is impaired, a delay or shortfall (90 days or less) in payments received does not require the application of these standards if the bank expects to collect all amounts due, including


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

accrued interest at the contractual interest rate, for the period of delay. All loans classified as "doubtful" by internal or external examiners are considered impaired. All impaired loans will be on nonaccrual as they no longer meet the definition of being well secured and in the process of collection. (A loan may be on nonaccrual due to delays in collection caused by bankruptcy, etc., but no loss is expected on the account due to collateral or guarantor support and therefore the loan is not considered impaired.) The "doubtful" classification implies that all collateral will not be liquidated and any deficit loan balance charged off, generally within 120 (consumer) to 180 days of being classified.

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

INTANGIBLE ASSETS: The excess of cost over net assets and identifiable intangible assets, including deposit base intangibles, of acquired businesses is amortized on a straight-line method over the estimated periods benefited. Included in assets are net intangible assets of $11,532,000 and $10,916,000 at December 31, 1996 and 1995, respectively. At December 31, 1996, intangible assets consisted primarily of $11,263,000 of goodwill, $258,000 of building premiums and $11,000 of unamortized organizational costs.

PENSION PLAN: Generally, Premier and its affiliates fund pension plan costs as incurred.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

STOCK-BASED COMPENSATION: In October, 1995, the Financial Accounting Standards Board, issued Statement No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 31, 1995. Statement No. 123 defines a fair value based method of accounting for stock-based compensation.

Under the fair value method, compensation expense is measured based upon the estimated value of the award as of the grant date and is recognized over the service period. Statement No. 123 provides companies with the option of accounting for stock-based compensation under APB No. 25, "Accounting for Stock Issued to
Employees," or applying the provisions of Statement No. 25 in accounting for stock-based compensation. The disclosure requirements of SFAS No. 123 require entities applying APB No. 25 to provide pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Premier has provided these disclosures in Note 10.

INCOME TAXES: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The operating results of the Parent Company and its affiliates are included in a consolidated federal income tax return. Each affiliate pays its allocation of federal income taxes to the Parent Company or receives payment from the Parent Company to the extent that tax benefits are realized.

EARNINGS PER SHARE: Earnings per share are computed on the weighted average number of shares outstanding.


NOTE 2 - BUSINESS COMBINATION

On December 16, 1996, Premier Bank-Central, N.A., a wholly owned subsidiary bank of Premier Bankshares Corporation, acquired the outstanding stock of Big Stone Gap Bank and Trust Company (BSG) of Big Stone Gap, Virginia at $50.00 per share for an aggregate amount of $4,328,500, utilizing the purchase method of accounting. BSG was then merged into Premier Bank-Central, N.A. At date of acquisition, BSG reported total assets of $23,147,000, total net loans of $8,392,000 and deposits of $20,585,000. The results of operations of BSG, which are not significant, have been included in the consolidated results of operations from the date of acquisition. Goodwill and the core deposit intangible amounting to $1,564,000 is being amortized on a straight-line basis over twelve and one-half (12 1/2) years.


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


NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The estimated fair values in thousands of dollars of the Company's financial instruments at December 31, 1996 and 1995 are as follows:


                                      December 31, 1996     December 31, 1995
                                      Carrying     Fair     Carrying     Fair
                                       Amount     Value      Amount     Value
Financial Assets:
 Cash and Short-term Investments     $  37,216  $  37,216  $  53,062 $  53,062
 Securities                            191,095    197,821    267,531   268,197

Loans                                  497,928    494,645    405,999   412,492
 Less:  Allowance for Possible Loan
  Losses                                 5,713      5,713      5,430     5,430
     Net Loans                       $ 492,215  $ 488,932  $ 400,569 $ 407,062

Financial Liabilities:
  Deposits                           $ 665,798  $ 666,693  $ 661,913 $ 662,484
  Short-term Debt                       10,347     10,347     17,407    17,407
  Long-term Debt
  Unrecognized Financial Instruments:
   Standby Letters of Credit                        2,595                1,486
   Unused Commercial Line Commitments              29,554               20,427
   Revolving Home Equity Lines                      6,808                5,815
   Credit Card Lines                                7,289                5,852
   Other                                           10,548                7,327



NOTE 4 - SECURITIES

In accordance with provisions of the Financial Accounting Standards Board's Guide to Implementation of Statement 115, the Company on December 15, 1995 transferred bonds with an amortized cost of $66,408,000 and fair value of $66,605,000 from the held to maturity category to available for sale. This transition increased stockholders' equity by $130,000 net after tax effect.

Carrying amounts and fair values of securities available for sale as of December 31, 1996 and 1995 are summarized as follows:

                                                Gross       Gross
                                  Amortized   Unrealized  Unrealized    Fair
                                    Cost        Gains       Losses      Value
                                                       1996
                                            (In Thousands of Dollars)
U.S. Treasury Securities         $   6,947    $      19  $       5   $   6,961
U.S. Government Agencies and
 Corporations                       43,074            5        561      42,518
Obligations of States and
 Political Subdivisions             42,590          809        156      43,243
Corporate Securities                 2,282            1          5       2,278
Mortgage-backed Securities          58,546           38      1,591      56,993
Marketable Equity Securities         2,281            7        171       2,117
Other Debt Securities                3,176           20                  3,196
                                 $ 158,896    $     899  $   2,489   $ 157,306

                                                 Gross       Gross
                                   Amortized   Unrealized  Unrealized   Fair
                                     Cost        Gains       Losses     Value
                                                       1995
                                            (In Thousands of Dollars)
U.S. Treasury Securities         $  10,492    $      62  $           $  10,554
U.S. Government Agencies
 and Corporations                  107,857          471         425    107,903
Obligations of States and
 Political Subdivisions             52,022        1,355         128     53,249
Corporate Securities                13,700           97           5     13,792
Mortgage-backed Securities          46,084           46         693     45,437
Marketable Equity Securities         1,596            1         131      1,466
Other Debt Securities                1,794            1          13      1,782
                                 $ 233,545    $   2,033  $    1,395  $ 234,183



NOTE 4 - SECURITIES  (continued)

Carrying amounts and fair values of securities being held to maturity as of December 31, 1996 and 1995 are summarized as follows:

                                                 Gross       Gross
                                    Amortized  Unrealized  Unrealized  Fair
                                      Cost        Gains      Losses    Value
                                                        1996
                                             (In Thousands of Dollars)
U.S. Treasury Securities           $    100    $          $        2  $     98
U.S. Government Agencies and
 Corporations                         1,950           1           18     1,933
Obligations of States and            30,412         607          200    30,819
 Political Subdivisions
Other Debt Securities                 1,327          17            2     1,342
                                   $ 33,789    $    625    $     222  $ 34,192

                                                  Gross        Gross
                                     Amortized  Unrealized  Unrealized   Fair
                                       Cost       Gains       Losses    Value
                                                        1995
                                            (In Thousands of Dollars)
Obligations of States and
 Political Subsdivisions           $ 33,282    $    844    $     178  $ 33,948
Other Debt Securities                    66                                 66
                                   $ 33,348    $    844    $     178  $ 34,014


The amortized cost and fair value of securities available for sale and held to maturity as of December 31, 1996 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.


                                 Available For Sale        Held To Maturity
                                  Amortized   Fair        Carrying      Fair
                                    Cost     Value         Amount      Value
                                         (In Thousands of Dollars)

Due in One Year or Less         $  12,681 $  12,707     $     511 $     510
Due After One Year Through
 Five Years                        56,191    56,053        13,861    14,052
Due After Five Years Through
 Ten Years                         53,960    53,195        17,675    17,857
Due after Ten Years                36,064    35,351         1,742     1,773
                                $ 158,896 $ 157,306      $ 33,789 $  34,192

NOTE 4 - SECURITIES  (continued)

Gross gains and losses from sales of securities for the years ending December 31, 1996, 1995 and 1994 are as follows:

                                1996      1995      1994
                                (In Thousands of Dollars)
Realized Gains               $    180  $   288   $   795
Realized Losses                 (552)    (446)     (153)
  Net Gains and (Losses)     $  (372)  $ (158)   $   642



Securities with carrying values of $43,775,000, and $45,983,000 at December 31, 1996 and 1995, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 5 - LOANS

The composition of net loans is as follows:


                                     December 31,
                                 1995           1996
                               (In Thousands of Dollars)
Commercial, Financial,
and Agricultural               $ 159,572      $ 132,601
Real Estate-construction          17,321         12,393
Real Estate-mortgage             219,342        165,900
Loans to Individuals              99,807         97,554
Other                              6,316          2,937
                               $ 502,358      $ 411,385
Deduct:
 Unearned discount
  and net loan fees                4,430          5,386
 Allowance for
  possible loan losses             5,713          5,430
                               $ 492,215      $ 400,569


Nonperforming assets consist of the following:


                                            December 31,
                                   1996          1995         1994
                                      (In Thousands of Dollars)
Nonaccrual Loans                $    888      $  1,925      $ 3,018
Restructured Loans                 1,078           714        1,172
  Nonperforming Loans           $  1,966      $  2,639      $ 4,190
Foreclosed Properties                718           881          677
  Nonperforming Assets          $  2,684      $  3,520      $ 4,867



There were no commitments to lend additional funds to customers whose loans were classified as nonperforming at December 31, 1996 and 1995. The following table shows the pro forma interest that would have been earned on nonaccrual loans and restructured loans if they had been current in accordance with their original terms and the recorded interest that was included in income on these loans:

                                       Years Ended December 31,
                                    1996         1995       1994
                                      (In Thousands of Dollars)
Interest Earned                 $    212      $    150     $  269
Interest That Would                  325           286        463
Have Been Earned
  Interest Lost                 $    113      $    136     $  194
Loss Per Common Share           $   0.02      $   0.02     $ 0.03


NOTE 5 - LOANS (continued)

Changes in the allowance for possible loan losses are as follows:

                                     Years Ended December 31,
                                   1996          1995        1994
                                      (In Thousands of Dollars)
Balance, Beginning              $  5,430      $  5,844    $  5,227
  Provision Charged to
    Operating Expenses               880           315       1,144
  Changes Incident to Merger         150
  Recoveries of Amounts Charged Off  323           314         445
                                $  6,783      $  6,473    $  6,816
  Amounts Charged Off              1,070         1,043         972
Balance, Ending                 $  5,713      $  5,430    $  5,844


Information about impaired loans as of and for the year ended December 31, 1996 and 1995 is as follows:


                                   1996          1995
                               (In Thousands of Dollars)
Loans receivable for
 which there is a related
 allowance for loan losses       $    928      $   669
Loans receivable for which
 there is no related allowance
 for loan losses                      639        1,929
Total impaired loans                1,567        2,598
Related allowance for
  possible loan losses           $    457      $   175
Average balance (based
on month-end-balances)           $  2,070      $ 3,415
Interest income recognized       $    119      $   146


The Company has sold, without recourse, $23,456,000 and $25,787,000 in one-to-four family residential real estate loans at December 31, 1996 and 1995, respectively on the secondary mortgage loan market. There were no outstanding commitments to fund additional loans to a secondary market maker.

NOTE 6 - BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:


                                       December 31,
                                   1996           1995
                                (In Thousands of Dollars)

Land                            $  3,379       $  2,734
Buildings and Improvements        13,089         13,207
Furniture and Equipment           10,796         10,291
                                $ 27,264       $ 26,232
Less Accumulated Depreciation      9,781          8,990
                                $ 17,483       $ 17,242

NOTE 7 - SHORT-TERM DEBT

Short-term debt and weighted average interest rates at December 31, 1996 and 1995, and the maximum amount outstanding at any month-end during the year are summarized as follows:

                                    December 31, 1996
                             Year-End                      Maximum
                    Amount   Weighted   Average           Outstading
                     Out-     Average    Out-     Average   at any
                   standing    Rate     standing    Rate   Month-End
                            (In Thousands of Dollars)

Federal Funds
 Purchased and
 Securities
 Sold Under
 Agreements to
 Repurchase      $  10,347     4.25%  $  12,324    4.56%  $ 21,404
Other Short-term
 Borrowings                                  38    6.95%       150
                 $  10,347     4.25%  $  12,362    4.57%  $ 21,554



                                       December 31, 1995
                             Year End                     Maximum
                     Amount  Weighted  Average           Outstading
                      Out-    Average    Out-   Average    at any
                    standing   Rate    standing   Rate    Month End
                                  (In Thousands of Dollars)

Federal Funds
 Purchased and
 Securities Sold
 Under Agreements
 to Repurchase   $    17,407   5.0%   $  15,402   5.69%  $ 23,688
                 $    17,407   5.0%   $  15,402   5.69%  $ 23,688


Federal funds purchased include reserves at the Federal Reserve or correspondent bank purchased on a daily basis to satisfy reserve requirements. Securities sold under repurchase agreements mature daily or on demand. At December 31, 1996, Premier had an unused demand line of credit of $500,000. Premier's affiliated banks collectively had $80,000,000 of unused lines of credit with the Federal Home Loan Bank of Atlanta.


NOTE 8 - INCOME TAXES

Net deferred tax assets consist of the following components:


                                            December 31,
                                        1996           1995
                                     (In Thousands of Dollars)
Deferred Tax Assets:
 Securities Available for Sale      $   516         $
 Allowance for Possible Loan Losses   1,890            1,517
 Deferred Compensation Plans            681              643
 Net Operating Loss Carryforwards       178              235
 Permanent Decline in Securities        280              111
 Deferred Loan Fees, Net                107               93
 Capital Loss Carryforwards                               35
 Investment Tax Credit Carryforwards                      31
 Other                                   24               37
                                    $ 3,707            2,702
Valuation Allowance                      31               66
                                    $ 3,676          $ 2,636

Deferred Tax Liabilities:
 Goodwill                           $    22
 Securities Available for Sale                       $   238
 Bank Premises and Equipment            968              885
 Accretion of Discounts, Net             39              243
                                    $ 1,029          $ 1,366
                                    $ 2,647          $ 1,270



NOTE 8 - INCOME TAXES (continued)

The components of consolidated income tax expense are as follows:


                             Years Ended December 31,
                            1996        1995        1994
                             (In Thousands of Dollars)
Current Payable          $  3,890    $  2,964     $ 3,063
Deferred (Prepaid)          (623)           3        (39)
                         $  3,267    $  2,967     $ 3,024

A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statement of income is as follows:



                                    Years Ended December 31,
                                 1996         1995        1994
                                   (In Thousands of Dollars)
Computed Expected Tax Expense  $   4,562    $   4,141   $   4,090
Tax-exempt Interest              (1,466)      (1,380)     (1,346)
Disallowed Interest Expense to
 Carry Tax-exempt Obligations        152          154         138
Utilization of Tax-loss Carryforward
Tax Effect of Timing Differences Recognized
Other, Net                            19           52         142
                               $   3,267    $   2,967   $   3,024



At December 31, 1996, the Company had net operating loss carryforwards of $523,992 expiring in the year ending 2004. The net operating loss deduction is limited to $166,857 per year, to be utilized against the earnings of an affiliated bank as defined by Internal Revenue Code Section 382.


NOTE 9 - STOCKHOLDERS' EQUITY

Premier dividend payments are made from dividends received from affiliates which amounted to $4,700,000, $11,044,000, and $3,004,000 at December 31, 1996,
1995, and 1994, respectively.

Under applicable federal law, the Comptroller of the Currency restricts total dividend payments in any calendar year to net profits of that year, as defined, combined with retained net profits for the two preceding years. At
December 31, 1996, retained net profits, free of such restriction, amounted to
$12,847,000.   Notwithstanding the aforementioned amounts available for
dividends, there is a further restriction that each bank must meet prescribed levels of capital.

Legal lending limits on loans to Premier (Parent) are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. If collateral is in the form of other real or personal property, it must have a market value when the loan is made of at least 30% more than the amount of the loan. Under this definition, combined legal lending limit for Premier banks on loans to Parent is $7,712,000 at December 31, 1996. There was deemed to exist between the Parent and an affiliate bank at December 31, 1996 a 23A transaction in the amount of $1,433,000.

Substantially all retained earnings of the Parent are represented by undistributed earnings of the affiliates.

Earnings per share are computed on weighted average number of shares outstanding of 6,650,083, for each of the years in the three-year period ended December 31, 1996.

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

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

A comparison of the Company's capital as of December 31, 1996 with the minimum requirements for well capitalized and adequately capitalized institutions is presented below.


                                   Minimum Requirements

                                        Well        Adequately
                             Actual  Capitalized    Capitalized
Tier I Risk-based Capital     13.88%     6.00%      4.00%
Total Risk-based Capital      15.04%    10.00%      8.00%
Leverage Ratio                 9.20%     5.00%      4.00%
Tangible Equity                9.20%     2.00%      2.00%


NOTE 10 - EMPLOYEE BENEFIT PLANS

A discretionary profit sharing plan and a defined contribution retirement plan are maintained for employees. Total expenses (funded as accrued) related to these plans were $1,034,000, $817,000 and $814,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Except for an annual ten percent of participants' eligible compensation minimum funding requirement in the defined contribution plan, there are no other liabilities or commitments for any of these plans.

Deferred compensation plans exist for selected directors and officers of all affiliated banks. Under plan provisions, certain directors and officers entered agreements with the banks which required annual payments for ten years certain, beginning at age 65 or at death. Participants have agreed to waive certain future compensation to reduce overall plan costs. Another plan available to certain officers of one affiliate bank provides for annual payments for fifteen years certain. Payments on this later plan begin upon retirement with certain reductions of benefits in the event of preretirement death.

Lives of participants of all plans have been insured for amounts that will partially discharge these obligations. These policies had cash surrender values of $1,115,000 and $1,061,000 at December 31, 1996 and 1995,
respectively, which are reflected in other assets.

At December 31, 1996 and 1995, $2,002,000 and $1,891,000, respectively, had been accrued under these contracts. This liability and related deferred income tax charges of $681,000 and $643,000 arising from nondeductibility of deferred compensation for income tax purposes until paid, are reflected in the financial statements.

The increase in estimated present values of future benefits under these plans is charged to operations annually and amounted to $211,000, $239,000 and $233,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 10 - EMPLOYEE BENEFIT PLANS (continued)

Premier's Long-Term Incentive Plan (The "Plan" ) was approved by the shareholders on April 20, 1995. The Plan administered by the Personnel Committee of the Board of Directors, (the "Committee"), provided for the grant of incentive and non-qualified options, stock appreciation rights (SAR's) which may or may not be granted in tandem with stock options, limited stock appreciation rights, restricted stock awards and performance shares and performance units.

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

The Plan permits the Committee to grant performance shares and performance units to key employees, which will entitle the participant to convert the performance shares or performance units into shares of Common Stock or into cash or into a combination thereof, as determined by the Committee if pre-determined performance targets or goals are met. Performance goals will include one or more of the following: deposit growth, asset quality, net earnings, operating income, cash flow, return on equity, return on capital employed, return on assets, and total stockholder return. Award payments made in cash rather than by the issuance of shares shall not result in additional shares being available for reissuance under the Plan.


NOTE 10 - EMPLOYEE BENEFIT PLANS (continued)

Grants under the above described plans are accounted for following APB Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for grants under the "The Plan." Compensation cost charged to income during 1996 for options exercised during 1996 amounted to $6,197. Had compensation cost for "The Plan" been determined based on the grant date fair values of awards (the method described in FASB Statement
No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:


                             1996            1995
Net Income:
 As reported               $ 10,151        $ 9,211
 Pro Forma                    9,689          8,915

Primary Earnings Per Share:
 As reported               $   1.53        $  1.39
 Pro Forma                     1.46           1.34

Fully Diluted Earnings
 Per Share:
  As reported              $   1.51        $  1.38
  Pro Forma                    1.44           1.34


The pro forma effects of applying Statement No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the Statement have been applied only to options granted after January 1, 1995.


NOTE 10 - EMPLOYEE BENEFIT PLANS (continued)

The fair value of "The Plan" is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996 and 1995, respectively: dividend yield of 2.02% for all years; price volatility of 40.24% and risk-free interest rate of 5.43%.

The following is a summary of changes in options outstanding:


                                   1996                 1995
                                 Weighted             Weighted
                                 Average              Average
                                 Exercise             Exercise
                       Shares     Price        Shares   Price
Outstanding at
 beginning of year      41,717   $12.56                 $
Granted                 47,680    16.00        41,717    12.56
Exercised                (871)    12.56
Expired                (1,829)    12.56
Outstanding at
 end of Year            86,697   $14.45        41,717   $12.56

Exercisable at
 end of year            13,006
Weighted-average fair
 value per option of
 options granted during
 the year              $  7.75                $  7.94


A further summary about "The Plan" options outstanding at December 31, 1996 is as follows:


                          Options Outstanding           Options Exercisable
                                     Weighted-
                                      Average    Weighted-            Weighted
                                     Remaining    Average              Average
                            Number  Contractual  Exercise     Number  Exercise
Range of Exercise Prices  Outstanding   Life       Price   Outstanding  Price
$12.563                     39,017    9 years    $ 12.563     13,006  $12.60
$15.375 to $18.25           47,680    10 years   $ 16.00
$12.563 to $18.25           86,697    9.55 years $ 14.45      13,006  $12.60


NOTE 11- LEASE OBLIGATION

In the normal course of business, affiliates have entered into operating leases for premises and equipment. Operating lease expense for the years ended December 31, 1996, 1995 and 1994 was $56,000, $35,000, and $27,000, respectively. At December 31, 1996, Premier and its affiliates were not obligated under longterm operating or capital leases.

NOTE 12 - OTHER INFORMATION

The principal components of other income and other expenses in the consolidated statements of income are:

                                        Years Ended December 31,
                                     1996         1995        1994
                                       (In Thousands of Dollars)
Other Income (Includes no items
 in excess of 1% of total revenue  $   449      $   271     $   297

Other Expense
 Data Processing Fees              $   984      $   979     $   622
 Amortization of Goodwill              925          653         288
 FDIC Assessment                         6          691       1,279
 Other (Includes no items in
  excess of 1% of total revenue      6,485        6,074       5,219
                                   $ 8,400      $ 8,397     $ 7,408

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those


NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)

instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Unless noted otherwise, the Company requires that off-balance sheet financial instruments be collateralized by real estate.


                                                 Contractual Amounts
                                                    at December 31,
                                                  1996          1995
                                              (In Thousands of Dollars)
Financial instruments whose contract amounts
 represent credit risk:
 Standby Letters of Credit                      $  2,595      $  1,547
 Unused Commercial Line Commitments               29,554        21,260
 Revolving Home Equity Lines                       6,808         6,052
 Credit Card Lines                                 7,289         6,091
 Other                                            10,548         7,626


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


NOTE 14 - TRANSACTIONS WITH RELATED PARTIES

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

Aggregate loan transactions with related parties were as follows:


                                  Years Ended December 31,
                                   1996            1995
                                 (In Thousands of Dollars)
Balance, Beginning              $    7,510      $    9,410
New Loans                            9,412           5,354
Repayments                          (9,647)         (5,470)
Relationship Changes                   231         (1,784)
Balance, Ending                 $    7,506      $    7,510

NOTE 15 - RESTRICTIONS ON CASH AND DUE FROM BANKS

To comply with banking regulations, the banks are required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $5,772,000 and $3,703,000 for the two-week period including December 31, 1996 and 1995, respectively.

NOTE 16- PENDING MERGER

On October 29, 1996, the Company announced plans to merge with First Virginia Banks, Inc. Under the agreement, shareholders of Premier will receive 0.545 shares of First Virginia stock for each of the 6,650,083 outstanding shares of Premier. The agreement is subject to approval by the Securities Exchange Commission, Bank Regulators and Premier's stockholders.

As an inducement and a condition of First Virginia entering into the Affiliation Agreement, Premier and First Virginia entered into a stock option agreement (the "Option Agreement") pursuant to which Premier granted First Virginia an option (the "Option") entitling it to purchase up to 1,323,350 shares (representing 19.9% of shares issued and outstanding before giving effect to the exercise of such Option) of Premier Common Stock under the circumstance described below, at a cash price per share equal to $20.00, subject to possible adjustment in certain circumstances. The Option may be exercised in whole or in part.


NOTE 17 - UNAUDITED INTERIM FINANCIAL INFORMATION

The following unaudited data includes, in the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the results of operations for such periods:


                                               1996
                                        Three Months Ended
                      March 31,     June 30,     September 30,     December 31,
                          (In Thousands of Dollars Except Per Share Data)
Interest Income     $ 14,192      $ 14,217     $ 14,366          $ 14,319
Interest Expense       6,711         6,496        6,298             6,164
Provision for Possible
 Loan Losses              35           115          225               505
Securities Gains
 (Losses)               (34)         (101)         (66)             (171)
Other Income           1,349         1,318        1,355             1,417
Other Expense          5,418         5,253        5,446             6,077
Income Before Tax
 Expense            $  3,343      $  3,570     $  3,686          $  2,819
Income Tax Expense       840           920          986               521
Net Income          $  2,503      $  2,650     $  2,700          $  2,298
Net Income Per Share$   0.38      $   0.39     $   0.41          $   0.35




                                              1995
                                       Three Months Ended
                      March 31,     June 30,     September 30,     December 31,
                           (In Thousands of Dollars Except Per Share Data)
Interest Income      $12,199       $13,038      $14,281           $14,125
Interest Expense       5,294         6,071        6,856             6,802
Provision for Possible
 Loan Losses             188           127
Securities Gains
 (Losses)               (40)         (113)           49              (54)
Other Income           1,051         1,115        1,255             1,192
Other Expense          4,818         5,177        5,404             5,183
Income Before Tax
 Expense             $ 2,910       $ 2,665      $ 3,325           $ 3,278
Income Tax Expense       708           677          857               725
Net Income           $ 2,202       $ 1,988      $ 2,468           $ 2,553
Net Income Per Share $  0.33       $  0.30      $  0.37           $  0.39


NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Premier Bankshares Corporation
(Parent Company) is presented below:

                                                          December 31,
                                                    1996               1995
                                                   (In Thousands of Dollars)
Assets
 Cash and Noninterest Bearing Deposits in Banks   $    162           $    122
 Interest-bearing Deposits in Banks                     55                 53
 Investments                                           691                 61
 Investments in Affiliated Banks, at Equity         77,426             71,873
 Premises and Equipment, Net                         2,814              2,953
 Other Assets                                          186                201
 Intangibles                                                              879
                                                  $ 81,334           $ 76,142
Liabilities
 Accounts Payable and Accrued Liabilities         $  1,336           $    936
 Long-term Debt                                      1,433              1,983
                                                  $  2,769           $  2,919

Stockholders' Equity
 Common Stock                                     $ 13,300           $ 13,300
 Capital Surplus                                    18,696             18,704
 Retained Earnings                                  47,646             40,818
 Net Unrealized Gain (Loss) on Securities
  Available For Sale                               (1,077)                401
                                                  $ 78,565           $ 73,223
                                                  $ 81,334           $ 76,142


NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION (continued)


Statements of Income


                                          Years Ended December 31,
                                      1996          1995          1994
                                         (In Thousands of Dollars)
Income
 Dividends from Banking Affiliates  $  4,700      $ 11,044      $ 3,004
 Service Fees                          2,321         1,728          273
 Other Dividends                           1
 Interest                                 27             9            5
                                    $  7,049      $ 12,781      $ 3,282
Expenses
 Salaries and Employee Benefits     $  1,494      $  1,086      $   737
 Interest on Short-term Debt               3           145            1
 Interest on Long-term Debt              133           151           39
 Equipment Rentals, Depreciation
  and Maintenance                        297           234          112
 Professional Fees                       331           425          675
 Postage                                 316           247           12
 Courier                                 234           156
 Data Processing                          99           108           27
 Amortization of Goodwill and
  Other Intangibles                       57           173          173
 Other                                   490           420          235
                                    $  3,454      $  3,145      $ 2,011

Income Before Income Tax Benefit
 and Equity in Undistributed
 Income of Affiliates               $  3,595      $  9,636      $ 1,271
Federal Income Tax Benefit               344           321          499
Income Before Equity in
 Undistributed Income of Affiliates $  3,939      $  9,957      $ 1,770
Equity in Undistributed
 Income of Affiliates                  6,212         (746)        7,236
Net Income                          $ 10,151      $  9,211      $ 9,006



NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION  (continued)


Statements of Cash Flows


                                                Years Ended December 31,
                                            1996          1995          1994
                                               (In Thousands of Dollars)
Cash Flows From Operating Activities
 Net Income                               $ 10,151      $  9,211      $  9,006
 Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
   Depreciation of Premises and Equipment      192           185            80
   Deferred Tax Assets (Liabilities)           (7)         (100)            93
   Amortization of Intangibles                  57           173           173
   Decrease (Increase) in Equity in
    Undistributed Income of Affiliates     (6,212)           746        (7,236)
   Decrease (Increase) in Other Assets          25           148          (149)
   (Decrease) Increase In Accounts
    Payable and Accrued Liabilities            400         (346)           610
   Net Cash Provided By Operating
      Activities                             4,606        10,017         2,577
Cash Flows From Investing Activities
 Net Increase in Temporary Investments    $    (2)      $    (2)      $    (51)
 Purchase Of Investment Security             (769)          (61)          (200)
 Sale of Investment Security                   139           200
 Repayment of Loan Receivable
  From Affiliate                             (550)                       1,041
 Advance of Loan Receivable
  From Affiliate                                           1,983
 Investment in Affiliates                                (7,600)            70
 Net Decrease In Customer Loan                                38            17
 Premises and Equipment Expenditures          (53)         (149)        (2,852)
   Net Cash Provided By (Used In)
    Investing Activity                    $(1,235)      $(5,591)      $ (1,975)
Cash Flows From Financing Activities
 Increase (Decrease) in Short-term Debt   $             $  (200)      $    140
 Issuance of Long-term Debt                                              2,000
 Repayment of Long-term Debt                             (1,900)          (100)
 Purchase of Capital Stock                     (8)
 Cash Dividends                            (3,323)       (2,894)        (2,377)
   Net Cash Used in Financing Activities  $(3,331)      $(4,994)      $   (337)
   Net Increase (Decrease) in Cash and
    Due from Banks                        $     40      $  (568)      $    265
Cash and Due from Banks
 Beginning                                     122           690           425
 Ending                                   $    162      $    122      $    690



Premier Bankshares Corporation

Directors
James H. Addington - President, Addington Oil Company, Inc.
Donald Baker - Retired-Coal Mining; Mayor, Town of Clintwood, VA
Robert Brittain - Real Estate Developer
Jack P. Chambers - Former President & CEO, Premier Bankshares Corporation
Harris Hart, II - Partner in Law Firm of Gillespie,Hart,Altizer & Whitesell,P.C.
                  Chairman, Premier Bank, N.A.
Charles C. Henley - Former President of the Bank of Speedwell
Gene H. James - Farming; Chairman, Premier Bank - South, N.A.
Robert C. James - Real Estate Broker and Developer
John A. Johnston - Consultant, Educational Administration
N. Stanley King, Sr. - Real Estate Broker, Farming
George R. Smith, Jr. - Physician; Chairman, Premier Trust Company
James R. Wheeling - President & CEO, Premier Bankshares Corporation

Officers
Harris Hart, II, Chairman of the Board
James R. Wheeling, President & Chief Executive Officer
J. Robert Buchanan, Senior Vice President & Treasurer
E. Stephen Lilly, Vice President/Operations
Ellen Simpson, Secretary

Other Personnel
Gerry Bandy, Operations Manager
Charlotte Gilmer, Loan Review Manager
Pamela Meade, Human Resources & Marketing Manager
Joyce Mundy, Credit Card Manager
Mary Louise Peery, Secondary Market Mortgage Manager
Janice Lutz, Investor Relations Coordinator
C. Todd Asbury, Accounting Supervisor

Main Office
P. O. Box 1199
29 College Drive
Bluefield, VA  24605
(540) 322-2242



Premier Bank - South, N.A.

Gene H. James, Chairman
Jerry L. Ocheltree,President & CEO   Main Office          Directors
                                     Main Street          Thomas M. Dunkenberger
                                     Drawer 540           Charles C. Henley
(In Thousands of Dollars)            Wytheville, VA 24382 Thomas G. Hodges
Assets                     $239,952  (540) 228-5464       Gene H. James
Deposits                    204,725                       Robert C. James
Loans(Net)                  165,169  Other Offices        John A. Johnston
Stockholders' Equity         23,633  E. Main, Wytheville  N. Stanley King, Sr.
Interest Income             189,799  Christiansburg       Charles C. Lacy
Interest Expense              8,442  Dublin               David F. Long
Provision for Loan Lossess      455  Fort Chiswell        Jerry L. Ocheltree
Other Income                  1,770  Fries
Other Expenses                6,413  Galax                Executive Officers
Securities Gains                 32  Independence         Thomas A. Bralley, Jr.
Net Income Before Taxes       5,291  Pulaski               Vice President
Net Income After Taxes        3,725  Rural Retreat        Jim Grubbs, Vice
                                     Salem                 President
                                     Shawsville           John D. Kelly, Vice
                                     Speedwell             President



Premier Bank, N.A.

Harris Hart, II,Chairman
Charles C. Paschall, President & CEO Main Office          Directors
                                     Hillsboro Drive      Kenneth E. Anselmi
                                     P. O. Box 909        G. Frank Barnes
(In Thousands of Dollars)            Tazewell, VA  24651  Bernard A. Beavers
Assets                     $199,920  (540) 988-7511       James B. Boyd
Deposits                    174,304                       Robert B. Brittain
Loans(Net)                  106,705  Other Offices        Jack P. Chambers
Stockholders' Equity         23,200  Bluefield            William A. Gillespie
Interest Income              14,498  Cedar Bluff          Harris Hart, II
Interest Expense              6,375  Claypool Hill        Eugene Hurst, Jr.
Provision for Loan Losses       145  Main Street-Tazewell Charles R. King
Other Income                  1,033  Pocahontas           B. J. Nassif
Other Expenses                5,032  Raven                Charles C. Paschall
Securities Gains              (447)  Richlands            M. O. Warner
Net Income Before Taxes       3,532  Riverjack-North Tazewell
Net Income After Taxes        3,017                       Executive Officers
                                                          S. Gregory Compton,
                                                           Vice President
                                                          Cameron Forrester,
                                                           Vice President
                                                          Betty Hodge,
                                                           Vice President



Premier Trust Company

Directors
J. Robert Buchanan
Harris Hart, II
Gene H. James
Jackson E. Reasor
George R. Smith, Jr.
James R. Wheeling

Officers
George R. Smith, Jr., Chairman of the Board
Jackson E. Reasor, President & Chief Executive Officer
William F. King, Executive Vice President
Robert H. Martin, Trust Officer-Institutional Accounts
Glenn A. Murray, Trust Administration Officer
Nellie M. Stillwell, Trust Administration Officer
Ellen Simpson, Secretary & Treasurer

Main Office
P. O. Box 1199
29 College Drive
Bluefield, VA  24605




Premier Bank - Central, N.A.

Lynn Keene, Chairman                                      Directors
R. Luke Lively, President & CEO    Main Office            James H. Addington
                                   Main Street            Teddy Bailey
                                   P. O. Box 769          Donald Baker
                                   Honaker, VA  24260     Fred B. Gent, II
(In Thousands of Dollars)          (540) 873-6881         Robert G. Harrison
Assets                    $320,389                        Charles Hay
Deposits                   287,310 Other Offices          Lynn Keene
Loans(Net)                 221,647 Big Stone Gap          Danny Lambert
Stockholders' Equity        30,287 Castlewood             R. Luke Lively
Interest Income             24,024 Cleveland              Lurton Lyle
Interest Expense            10,971 Clintwood              Roger E. Mustard
Provision for Loan Losses      280 Coeburn                Clint Sykes
Other Income                 2,314 Davenport              Paul Vencill
Other Expenses               9,306 Duffield
Securities Gains                43 Dungannon              Executive Officers
Net Income Before Taxes      5,824 Gate City              Wanda Crockett,
Net Income After Taxes       4,247 Haysi                   Sr. Vice President
                                   Lebanon                Kenneth Hart,
                                   Nickelsville            Sr. Vice President
                                   Pound                  Gary Lawson,
                                   Bristol--LPO            Sr. Vice President
                                                          Frank Sexton,
                                                           Sr. Vice President
                                                          Jonathan Mullins,
                                                           Vice President
                                                          Sandy Slaughter,
                                                           Vice President
                                                          Jerry Sutherland,
                                                           Vice President
                                                          Robert Sutherland,
                                                           Vice President
                                                          Ron Woody,
                                                           Vice President


General Information


Executive Office
29 College Drive
P. O. Box 1199
Bluefield, Virginia  24605-1199


Request For Information
Janice Lutz, Investor Relations
(540) 322-2242


Form 10-K
A Form 10-K Report filed with the Securities and Exchange Commission is available to stockholders without charge upon written request to the controller of Premier Bankshares Corporation.

Stock Transfer Agent
Premier Trust Company
P. O. Box 1199
Bluefield, Virginia  24605-1199

Dividend Schedule
Dividends on common stock are normally paid on the first day of February, May, August, and November.


Stock Listing
The common stock of Premier Bankshares Corporation is traded on the over-the-counter (OTC) Market and is quoted on the National Association of Securities Dealers Automated Quotations (NASDAQ) National Market System under the symbol PBKC.


                      Net     Cash     Book   Price   Price   Sales
1996                Income  Dividends  Value   High    Low   Volume
1st Quarter        $0.38     $0.12    $11.04  $20.00  $14.75  174,545
2nd Quarter         0.39      0.12     11.19   19.25   16.50  104,730
3rd Quarter         0.41      0.12     11.51   18.00   16.50   53,128
4th Quarter         0.35      0.12     11.81   25.50   16.50  170,334
Year               $1.53     $0.48    $11.81  $25.50  $14.75  502,737








 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE

 None


                           PART III
 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


 INFORMATION CONCERNING DIRECTORS

 CLASS A, serving until the 1997 Annual Meeting of Stockholders and until a successor shall be elected and qualify:

  Name                       Age    Principal Occupation and
  Director Since                    Employment Last  Five Years


 JACK P. CHAMBERS            68     Retired; formerly President and CEO of
 1986                               Premier Bankshares Corporation, formerly of
                                    Counsel, Gillespie, Chambers, Altizer,
                                    Givens & Walk, Attorneys at Law


 CHARLES C. HENLEY           69     Retired; formerly President of
 1986                               Bank of Speedwell


 JOHN A. JOHNSTON            60     Consultant,   Educational
 1986                               Administration


 GEORGE R. SMITH             70     Physician
 1990


 CLASS B, serving until the 1998 Annual Meeting of Stockholders and until a successor shall be elected and qualify:

 Name                       Age    Principal Occupation and
 Director Since                    Employment Last  Five Years


 DONALD BAKER               59     Retired-Coal Mining, Mayor of
 1995                              Town of Clintwood, Virginia


 ROBERT B. BRITTAIN         56     Real Estate Developer
 1995

 GENE H. JAMES              66     Farming
 1986

 N. STANLEY KING, SR.       70     Real Estate Broker and Farmer
 1986

 JAMES  R.  WHEELING        41     President  and  CEO  Premier
 1992                              Bankshares  Corporation, formerly
                                   President of Tazewell National Bank

 CLASS C, serving until the 1999 Annual Meeting of Stockholders and until a successor shall be elected and qualify:

 Name                     Age   Principal Occupation and
 Director Since                 Employment  Last Five Years


 JAMES H. ADDINGTON       59    President, Addington  Oil  Company, Inc.
 1996

 HARRIS HART, II          68    Partner, Law Firm of Gillespie,
 1986                           Hart, Altizer & Whitesell, P. C.

 ROBERT C. JAMES          55    Real  Estate Broker  and Developer
 1986



 EXECUTIVE OFFICERS:

 JAMES R. WHEELING        41    President and CEO Premier Bankshares Corporation
                                since 1994, formerly President of Tazewell
                                National Bank since 1992

 J. ROBERT BUCHANAN       46    Senior Vice President, Treasurer and CFO
                                of Premier Bankshares Corporation




ITEM 11. EXECUTIVE COMPENSATION*

                      SUMMARY COMPENSATION TABLE
                          ANNUAL COMPENSATION
                                                           Other Annual
Name and Principal Position   Year       Salary    Bonus   Compensation
James R. Wheeling*            1996      $154,000  $201,104  $41,518
                              1995      $129,000  $         $20,950
                              1994      $110,000  $ 16,673  $17,780

J. Robert Buchanan**          1996      $ 80,000  $ 20,117  $10,019
                              1995      $ 62,900  $         $ 6,289
                              1994      $ 53,500  $  6,659  $ 7,404

 *Mr. Wheeling was hired as Chief Executive Officer on January 1,1994. **Mr. Buchanan was hired in 1991 as Chief Financial Officer and
Treasurer and  was made Executive Vice President in 1994.

     Under the provisions of individual agreements between Mssrs.
Wheeling, Buchanan and the Corporation, in the event of a change in control of the Corporation, Mssrs. Wheeling and Buchanan will either continue with substantially their present responsibilities and compensations for a period of not less than three years, or if not, be paid their aggregate annual compensations for a period of three years after the change in control. Mr. Wheeling's agreement will be replaced upon completion of the pending acquisition of the Corporation by First
Virginia Banks, Inc., by a new agreement, under which First Virginia Banks, Inc. may employ him for a minimum of three years following the effective date of the merger at a reduced salary. Under the agreement, Mr. Wheeling will have a thirty-day period following the first anniversary of such employment during which he may resign and receive a severance benefit of $410,000. If he is discharged during the first year other than for cause (as defined in the agreement), resigns due to a demotion, or has his salary reduced below the agreed amount, he will be entitled to a payment of $410,000 plus $12,833 for each month remaining of the first year. If he is discharged during the second or third years, other than for cause (as defined in the agreement), resigns due to a demotion, or has his salary reduced below the agreed amount, he will be entitled to a payment of approximately $17,083 per month for each month remaining in the original three year period.


The following table gives information concerning the Chief Executive Officer and Executive Officer as of December 31, 1996.


              INDIVIDUAL OPTION GRANTS IN LAST FISCAL YEAR

                                                Potential
                                                       Realizable
                      % of                              Value at
                      Total                              Assumed
                     Options                             Annual
         Number of  Granted to                          Rates of
         Securities Employees  Exer-                   Stock Price
         Underlying    in      cise      Expir-        Appreciation
          Options    Fiscal    Price     ation       for Option Terms
Name      Granted     Year    ($/Sh)     Date            5%     10%


James R.
Wheeling   13,298   35.65%  $15.375    Jan. 2, 2006    $128,582 $325,851

J. Robert
Buchanan    5,486   14.71%  $15.375    Jan. 2, 2006    $ 53,046 $134,428




AGGREGATED OPTION EXERCISES (1) IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                         Value of
                                 Number of               Unexercised
                                 Securities              In-the-Money
                                 Underlying              Options at
                                 Options at FY-End       Fiscal Year End
                                 Exercisable/            Exercisable/
Name                             Unexercisable           Unexercisable

James R. Wheeling                3,706/20,712            $10,423/$132,223
J. Robert Buchanan               1,449/ 8,384            $ 4,075/$ 54,096

(1)  No options were exercised during 1996.


EMPLOYEE BENEFIT PLANS:

     The Corporation maintains a discretionary profit sharing plan and defined contribution retirement plan for employees. Total expense (funded as accrued) related to these plans were $1,034,000, $817,000, and $814,000 for 1996, 1995, and 1994, respectively. This defined contribution plan is currently being funded at a minimum rate of 10 percent of the annual eligible compensation of participants. There are no other funding requirements and no other liabilities or commitments for any of this plan. The amounts shown in the compensation table include contributions under this plan for the person indicated.

DIRECTORS COMPENSATION:

     Directors of the Corporation currently receive an annual retainer of $2,400 payable in two semiannual installments if they attend at least two-thirds of the required board meetings as well as two-thirds of the required committee meetings. In addition to the retainer, directors receive a fee of $400 for each Board and $200 for each committee meeting attended.

     Under the long-term incentive plan adopted in 1995, each nonemployee director, in 1996, was granted a non-qualified stock option to purchase 507 shares of the Corporation's stock at an option price of $18.25. The shares will be fully vested and may be exercised in one-third increments over the next three years and will expire April 10, 2006.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

     The Corporation granted each director and the named executive officer stock options on February 16, 1995 and January 3, 1996 (directors) and April 11,
1996, (directors) respectively. Each such person inadvertently failed to file the required report following those two grants on a timely basis. Such filing requirement has been brought to their attention, and reports are currently being filed by each such person to remedy the filing deficiencies.


ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF COMMON STOCK

   No stockholder beneficially owns in excess of five percent of
 the  outstanding common stock of the Corporation.   The  following
 table sets forth the beneficial ownership of the Common Stock of the Corporation as of March 15, 1997, by each director and named executive officer and all directors and executive officers as a group.

                                    Number of Shares
           Name or Group            Beneficially Owned(1)      Percent  of Class
           James Addington           1,800                     (2)
           Donald B. Baker          39,791                     (2)
           Robert B. Brittain       55,206                     (2)
           J. Robert Buchanan       10,578                     (2)
           Jack P. Chambers         69,435                     1.04
           Harris Hart, II          41,148                     (2)
           Charles C. Henley        49,162                     (2)
           Gene H. James            70,451                     1.06
           Robert C. James          57,960                     (2)
           John A. Johnston          6,562                     (2)
           N. Stanley King, Sr.    129,216                     1.94
           George R. Smith          24,544                     (2)
           James R. Wheeling        27,446                     (2)

 All directors and executive
 officers as a group (13 persons)  583,299                     8.77%

     (1) Includes shares which may be deemed beneficially owned by virtue of family relationships, joint ownership, voting power or investment power.

     (2) Less than 1 percent.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      CERTAIN TRANSACTIONS

         Some of the directors and officers of the Corporation and their families are at present, as in the past, customers of banking affiliates of the Corporation, and have had and expect to have transactions with the affiliate banks in the ordinary course of business. In addition, some of the directors and officers of the Corporation are at present, as in the past, also directors and officers of corporations which are customers of the affiliate banks and which have had and expect to have transactions with such banks in the ordinary course of business. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.


                               PART IV


ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) The following documents are filed as a part of this report:

     Financial Statements:
     The report of independent auditors and consolidated financial statments of Premier Bankshares Corporation and Affiliates as listed in the accompanying Index to Financial Statements and Schedules are included herein.

     Financial Statement Schedules:
     None

     Exhibits:
     The Exhibits required by Regulation S-K are listed in the Exhibit Index.

(b) A Form 8-K was filed in the fourth quarter of 1996 relating to the pending acquistion of Premier Bankshares Corporation by First Virginia Banks, Inc.




                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    PREMIER BANKSHARES CORPORATION
                                     (Registrant)


                                   By:  /s/ James R. Wheeling
                                          James R. Wheeling, President,Chief
                                          Executive Officer and Director
                                          (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Robert B. Brittain, Director         /s/Robert C. James, Director
Date Executed: 03-18-97                     Date Executed: 03-19-97


/s/ Jack P. Chambers, Director          /s/Charles C. Henley, Director
Date Executed: 03-18-97                    Date Executed: 03-19-97


/s/ Harris Hart, II, Director          /s/John A. Johnston, Director
Date Executed: 03-18-97                   Date Executed: 03-19-97


/s/ Donald Baker, Director             /s/Gene James, Director
Date Executed: 03-18-97                   Date Executed: 03-19-97


/s/ James H. Addington, Director       /s/George R. Smith, Director
Date Executed: 03-19-97                   Date Executed: 03-20-97


/s/ J. Robert Buchanan, Treasurer   /s/ EllenSimpson, Controller
J. Robert Buchanan, VP & Treasurer      Ellen Simpson, Controller
(Principal Financial Officer)           (Principal Accounting Officer)


                      ANNUAL REPORT ON FORM 10-K

                   ITEM 14 (a) (1) and (2) and (c)

    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                           CERTAIN EXHIBITS

                     YEAR ENDED DECEMBER 31, 1996

                    PREMIER BANKSHARES CORPORATION

                         BLUEFIELD, VIRGINIA

FORM 10-K--ITEM 14 (a) (1) and (2)

     PREMIER BANKSHARES CORPORATION AND AFFILIATES

     Index to Financial Statements and Schedules


                                                             Page

 The following report of independent auditors and consolidated financial statements of Premier
 Bankshares Corporation and Affiliates for the year ended December 31, 1996 are included in Item 8:

 Report of Independent Auditors                                35-36

 Consolidated Balance Sheets - December 31, 1996 and 1995      37

 Statements of Consolidated Income - Years ended
 December 31, 1996, 1995, and 1994                             38

 Statements of Changes in Stockholders' Equity -
 Years ended December 31, 1996, 1995 and 1994                  39

 Statements of Consolidated Cash Flows - Years ended
 December 31, 1996, 1995 and 1994                           40-41

 Notes to Consolidated Financial Statements                 42-68

 Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and there fore have been omitted.


NOTE:  ANY EXHIBITS WILL BE FURNISHED UPON REQUEST AND UPON
PAYMENT OF REASONABLE COST TO PREMIER FOR PREPARING AND
DELIVERING COPY.
                            EXHIBIT INDEX


  2.  Agreement and Plan of Reorganization and the Stock
      Option Agreement are incorporated herein by reference to Exhibit I of First Virginia's Schedule 13D (filed on November 8, 1996)

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

Subsidiaries of Registrant:


                              Percentage  Organized Under      Parent
                               Owned      Jurisdiction     Corporation
                                          of

 Premier Bank-Central, N.A.    100.00      The United      Registrant
                                           States of
                                           America

 Premier Bank, N.A.            100.00      The United      Registrant
                                           States of
                                           America

 Premier Bank-South, N.A.      100.00      The United      Registrant
                                           States of
                                           America

 Premier Trust Company         100.00      Laws of the     Registrant
                                           State of
                                           Virginia

 Premier Bank Services         100.00      Laws of the     Registrant
 Corporation                               State of
                                           Virginia

 Professional Financial        100.00      Laws of the     Registrant
 Services of Virginia, Inc.                State of
                                           Virginia





EXHIBIT 23


Brown , Edwards & Company
Certified Public Accountants
1969 Lee Highway
Bristol, Virginia

March 13, 1997

     CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Premier Bankshares Corporation

     We consent to the incorporation by reference of our report dated January 13, 1995, appearing in the annual report on Form 10K for the year ended December 31, 1994.

                              Brown , Edwards & Company, L.L.P.
                              Certified Public Accountants