Form 10-Q
period 1997-03-31
PREMIER BANKSHARES CORP
filed 1997-05-14
CIK 797541

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________to____________________

For Quarter Ended ______________        Commission file number     0-15729


                  PREMIER BANKSHARES CORPORATION
      (Exact name of registrant as specified in its charter)

          VIRGINIA                                54-1377250
     State or other jurisdiction of          (I. R. S. Employer)
     incorporation or organization           Identification No.)

     29 College Drive
     P. O. Box 1199, Bluefield, VA                   24605
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997.

Common stock, $2 par value - 6,650,083 shares.

                              INDEX

                                                               Page
                                                               No.
Part I.    Financial Information:

      Item 1.  Financial Statements
               Consolidated Balance Sheets -
               March  31, 1997 and December 31, 1996             3

               Consolidated Statements of Income -
                Three Months March 31, 1997 and 1996             4

               Consolidated Statements of
                Stockholders' Equity - Three Months
                Ended March 31, 1997 and 1996                    5

               Consolidated Statements of Cash Flows
                Three Months Ended March  31,
                1997 and 1996                                    6

              Notes to Consolidated Financial Statements      7-10

              Supplemental Financial Data
               (Tables I - III)                              11-13

      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   14-16

Part II.   Other Information:

           Item 1.  Legal Proceedings                           17
           Item 2.  Changes in Securities                       17
           Item 3.  Defaults Upon Senior Securities             17
           Item 4.  Submission of Matters to a Vote of          17
           Item 5.  Security Holders Other Information          17
           Item 6.  Exhibits and Reports on Form 8-K            17


ITEM 1.   FINANCIAL INFORMATION:

         PREMIER BANKSHARES CORPORATION AND AFFILIATES
                  CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars)

                                              March 31,  December 31,
                                                1997          1996
ASSETS:
Cash and Due From Banks                     $  26,544     $  28,086
Securities Held to Maturity (Approximate
 Market Value $28,850 in 1997;
 $34,192 in 1996)                              28,604        33,789
Securities Available for Sale (Amortized
Cost $151,505 in 1997)  $158,896 in 1996)     148,679       157,306
Federal Funds Sold                             15,281         9,130
Loans, Net of Unearned Income of $3,619 in
 1997, $4,430 in 1996  and Allowance for
 Loan Losses Of $5,576 in 1997 and
 $5,713 in 1996                               502,736       492,215
Bank Premises and Equipment                    16,950        17,483
Other Assets                                   22,701        23,095
      TOTAL ASSETS                          $ 761,495     $ 761,104
LIABILITIES:
Deposits:
  Demand                                    $  82,247        82,013
  Interest-bearing Demand                      89,038        86,844
  Savings                                     136,306       134,980
  Large Denomination Certificates
    of Deposit                                 56,157        51,972
  Other Time                                  303,164       309,989
         TOTAL DEPOSITS                     $ 666,912     $ 665,798
Short-term Debt                                 8,499        10,347
Other Liabilities                               6,829         6,394
Long-term Debt
TOTAL LIABILITIES                           $ 682,240     $ 682,539

SHAREHOLDERS' EQUITY:
Capital Stock-Common-$2 Par
  10,000,000 Authorized; 6,650,083
  Shares Issued in 1997 and 1996            $  13,300     $  13,300
Surplus                                        18,696        18,696
Undivided Profits                              49,154        47,646
Net Unrealized Gain (Loss) on Securities      (1,895)       (1,077)
      TOTAL STOCKHOLDERS' EQUITY            $  79,255     $  78,565
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                $ 761,495     $ 761,104

Notes to financial statements are an integral part of these statements.


              PREMIER BANKSHARES CORPORATION AND AFFILIATES
                    CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands of Dollars)

                                                  Three Months Ended
                                                       March 31,
                                                     1997     1996
INTEREST INCOME:
Loans and Fees                                    $ 11,721 $  10,160
Federal Funds Sold                                     203       332
Securities Held to Maturity                            933     1,008
Securities Held for Sale                             1,636     2,692
     Total Interest Income                        $ 14,493 $  14,192
INTEREST EXPENSE:
Demand Deposits                                   $    507 $     514
Savings Deposits                                       980     1,068
Large Denomination Certificates
  of Deposit                                           757       738
Other Time Deposits                                  3,814     4,197
Short-term Debt                                        106       194

     Total Interest Expense                       $  6,164 $   6,711
     Net Interest Income                          $  8,329 $   7,481

ADDITION TO ALLOWANCE FOR LOAN
AND LEASE LOSSES                                       140        35
     Net Interest Income After Addition
     to Allowance for Loan and Lease Losses       $  8,189 $   7,446

OTHER INCOME:
Service Charges on Deposit Accounts               $    669 $     688
Trust Department Income                                 60        41
Other Service Changes, Commissions and Fees            403       510
Other Operating Income                                 165       110
Security Gains (Losses)                                  4      (34)
     Total Other Income                           $  1,301 $   1,315
OTHER EXPENSES:
Salaries                                          $  2,384 $   2,268
Employee Benefits                                      539       585
Occupancy Expenses                                     317       317
Furniture and Equipment Expenses                       322       309
Other Operating Expenses                             2,456     1,939
     Total Other Expense                          $  6,018 $   5,418
Income Before Income Taxes                        $  3,472 $   3,343
Applicable Income Taxes                              1,033       840
     Net Income                                   $  2,439 $   2,503
NET INCOME PER SHARE                              $   0.37 $    0.38
CASH DIVIDENDS PER SHARE                          $   0.14 $    0.12

The notes to financial statements are an integral part of these statements.

           PREMIER BANKSHARES CORPORATION AND AFFILIATES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In Thousands of Dollars)

                                                Three Months Ended
                                                     March 31,
                                                 1997        1996
Balance at Beginning of Year                  $  78,565  $   73,223
Net Income                                        2,439       2,503
Cash Dividends Declared                           (931)       (798)
Other                                                           (7)
Change in Valuation Allowance for                 (818)     (1,490)
  Securities
Balance at End of Period                      $  79,255  $   73,431




The notes to financial statements are an integral part of these statements.



            PREMIER BANKSHARES CORPORATION AND AFFILIATES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In Thousands of Dollars)

                                                        Three Months Ended
                                                                March 31,
                                                             1997      1996
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                        $    2,439 $   2,503
     Adjustments to Reconcile Net Income to Cash
       Provided by Operating Activities:
        Depreciation and Amortization of Premises
         and Equipment                                        304       299
       Provision for Loan Losses                              140        35
       Amortization of:
        Goodwill and Intangibles                              278       249
        Premiums and Accretion of Discounts, Net              211       264
       Sale of Originated Loans                               325
       Security (Gains) Losses                                (4)        34
       Decrease (Increase) in Other Assets                    118     (378)
       Increase (Decrease) in Other Liabilities               435   (2,449)
        Net Cash Provided by Operating Activities      $    4,256 $     557

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (Incrase) Decrease in Temporary Investments   $  (6,151) $   8,901
     Sale of Securities Available for Sale                  1,475     8,128
     Maturities of Securities Available for Sale           10,125  (28,464)
     Purchases of Securities Available for Sale           (3,981)     9,374
     Maturities of Securities Held to Maturity              5,168     1,794
     Purchase of Securities Held to Maturity
     Net Increase in Customer Loans                      (10,986)  (20,448)
     Premises and Equipment Expenditures                     (83)     (230)
     Sales of Premises and Equipment                           310       20
       Net Cash (Used in) Provided by Investing
       Activities                                      $    (4,123) $(7,867)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Increase (Decrease) in Demand Deposits,
      Now and Savings Accounts                         $    3,784 $   (489)
     Net (Decrease) Increase in Time Deposits             (2,640)     3,675
     Borrowings of Long-term Debt
     Payments on Long-term Debt
     Net Decrease in Short-term Debt                      (1,848)     (503)
     Cash Dividends Paid                                    (931)     (797)
       Net Cash Provided by (Used in) Financing
        Activities                                     $  (1,665) $   1,886
       Net Increase in Cash and Due from Banks         $  (1,542) $ (5,424)

    CASH AND DUE FROM BANKS:
     Beginning                                             28,086    28,957
     Ending                                            $   26,544 $  23,533
   Supplemental Disclosures of Cash
    Flow Information:
     Cash Payments for Interest Paid:
       To Depositors                                   $    6,119 $   4,598
       On Federal Funds Purchased and Securities Sold
         Under Agreement to Repurchase                 $      107 $     194
       Income Taxes                                    $    1,047 $     124

  The notes to financial statements are an integral part of these statements.


          PREMIER BANKSHARES CORPORATION AND AFFILIATES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.   General

    The consolidated statements include the accounts of Premier and its affiliates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 1997, and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

    The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

  2.   Investment Securities

       Carrying amounts and fair values of securities being held to maturity are summarized as follows:


                                                      March 31, 1997
                                                Gross     Gross       Estimated
                                    Amortized  Unrealized Unrealized  Market
                                       Cost     Gains     Losses      Value
                                            (In Thousands of Dollars)

U.S. Treasury Securities          $           $        $           $
U.S. Government Agencies and
 Corporations                         28,064     398       152        28,850
Obligations of States and
 Political Subdivisions
Other Debt Securities
                                  $    28,064 $   398  $   152      $ 28,850


                                               December 31, 1996
                                               Gross       Gross      Estimated
                                    Amortized  Unrealized  Unrealized Market
                                     Cost      Gains       Losses     Value
                                          (In Thousands of Dollars)

U.S. Treasury Securities     $       100                     2              98
U.S. Government Agencies and
 Corporations                      1,950          1          18          1,933
Obligations of States and
 Political Subdivisions           30,412        607         200         30,819
Other Debt Securities              1,327         17           2          1,342
                             $    33,789        625         222         34,192

2. Investment Securities (continued)
   Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                   March 31, 1997

                                             Gross         Gross      Estimated
                               Amortized     Unrealized    Unrealized Market
                               Cost          Gains         Losses     Value
                                              (In Thousands of Dollars)
U.S. Treasury Securities    $     6,052  $             $     45  $    6,007
U.S. Government Agencies and
 Corporations                    41,873                     909      40,964
Obligations of States and
 Political Subdivisions          42,223         592          92      42,723
Corporate Securities              1,032                       5       1,027
Mortgage-backed Securities       52,086                   2,168      49,918
Marketable Equity                 1,596                     193       1,403
Other Debt Securities             6,643          17          23       6,637

                            $   151,505  $      609    $  3,435  $  143,679


                                                    March 31, 1996
                                            Gross        Gross       Estimated
                               Amortized    Unrealized   Unrealized  Market
                               Cost         Gains        Losses      Value
                                                (In Thousands of Dollars)
U.S. Treasury Securities   $     6,947    $     19     $        5 $    6,961
U.S. Government Agencies and
 Corporations                   43,074           5            561     42,518
Obligations of States
 and Political Subdivisions     42,590         809            156     43,243
Corporate Securities             2,282           1              5      2,278
Mortgage-backed Securities      58,546          38          1,591     56,993
Marketable Equity                2,281           7            171      2,117
Other Debt Securities            3,176          20                     3,196
                          $    158,896    $    899      $   2,489 $  157,306

                                                   Three Months Ended
                                                          March 31,
                                                      1996         1995
                                                    (In Thousands of Dollars)
       Gross proceeds from sales of securities     $  1,475    $   8,128

       Gross Gains on Sale of Securities           $      4    $      28
       Gross Losses on Sale of Securities                           (62)
         Net Securities Losses                     $      4    $    (34)



           PREMIER BANKSHARES CORPORATION AND AFFILIATES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.   Loans
     The following is a summary of loans outstanding at the end of the periods indicated:

                                            March 31,     December 31,
                                              1997              1996
                                           (In Thousands of Dollars)
    Commercial, Financial, and
     Agricultural                         $    96,138   $    159,572
    Real Estate - Construction                 19,452         17,321
    Real Estate - Mortgage                    295,785        219,342
    Loans to Individuals                       94,718         99,807
    Others                                      5,838          6,316
                                              511,931        502,358
    Less Unearned Income                      (3,619)        (4,430)
                                              508,312        497,928
    Less Allowance for Loan and Lease Losses  (5,576)        (5,713)
                                          $   502,736   $    492,215

     The following schedule summarizes the changes in the allowance for loan and lease losses:

                                     March 31,  March 31,  December 31,
                                       1997       1996       1996
                                      (In Thousands of Dollars)
     Balance, Beginning             $ 5,713   $   5,430 $    5,430
     Provision Charged Against
      Income                            140          35        880
     Changes Incident to Merger                                150
     Recoveries                          42          61        323
     Loans Charged Off                (319)       (250)    (1,070)
     Balance, Ending                $ 5,576   $   5,276 $    5,713

     Nonperforming assets consist of the following:

                                    March 31,    December 31,
                                      1997          1996
                                    (In Thousands of Dollars)
     Nonaccrual Loans               $ 1,443    $        888
     Restructured Loans               1,033           1,078
     Nonperforming Loans              2,476           1,966
      Foreclosed Properties             684             718
     Nonperforming Assets           $ 3,160    $      2,684

     Total loans past due 90 days or more and still accruing were $2,701 on March 31, 1997 and $ 2,520 on December 31, 1996.


PREMIER BANKSHARES CORPORATION AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



4.     Short-term Debt

     Short-term debt consists of the following:

                                               March 31,    December 31,
                                                 1997            1996
                                              (In Thousands of Dollars)

       Federal Funds Purchased and Securities Sold
        Under Agreements to Repurchase         $     8,499     $    10,347
       Total Short-term Debt                   $     8,499     $    10,347


5.      Long-term Debt
       There was no long-term debt outstanding as of March 31, 1997.


6.      Earnings Per Share
      Earnings per share are computed on the weighted average common shares outstanding of 6,650,083 for the three months ended March 31, 1997 and 1996, respectively.


7.      Capital Requirements
      A comparison of the Company's capital as of March 31, 1997 with the minimum requirements is presented below.

                                             Minimum
                                  Actual   Requirements

    Tier I Risk-based Capital     14.30 %       4.00 %
    Total Risk-based Capital      15.44 %       8.00 %
    Leverage Ratio                 9.34 %       4.00 %



                                                                     TABLE I

Consolidated Selected Financial Data
(Amounts in thousands, except per share data)

                                                               1997
Interest Income                                           $   14,493
Interest Expense                                               6,164
Net Interest Income                                            8,329
Provision for Loan Losses                                        140
Net Income                                                     2,439
Per Share Data:
  Net Income                                                    0.37
  Cash Dividends Paid                                           0.14
Total Average Stockholders' Equity                        $   79,915
Total Average Assets                                      $  760,535
Ratios:
  Average Stockholders' Equity
   to Total Average Assets                                     10.51    %
  Return on Average Equity                                     12.21    %
  Return on Average Assets                                      1.28    %

                                                    1996
                                 Fourth     Third        Second        First
                                Quarter     Quarter      Quarter     Quarter
Interest Income            $    14,319 $     14,366 $    14,217  $    14,192
Interest Expense                 6,164        6,298       6,496        6,711
Net Interest Income              8,155        8,068       7,721        7,481
Provision for Loan Losses          505          225         115           35
Net Income                       2,298        2,700       2,650        2,503
Per Share Data:
  Net Income                      0.35         0.41        0.39         0.38
  Cash Dividends Paid             0.12         0.12        0.12         0.12
Total Average
  Stockholders' Equity          78,344       75,148     $73,879       73,987
Total Average Assets       $   747,757 $    744,853 $  $758,564  $   759,329


Ratios:
 Average Stockholders' Equity
  to Total Average Assets        10.48 %      10.09 %      9.74  %      9.74  %
 Return on Aververage Equity     11.73 %      14.37 %     14.35  %     13.53  %
  Return on Average  Assets       1.23 %       1.45 %      1.40  %      1.32  %



                                                                  TABLE II
DISTRIBUTION OF ASSETS, LIABILITIES, STOCKHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL

The following schedule presents the condensed consolidated average balance sheets and the average rates earned and paid by Premier and its affiliates on a fully taxable equivalent basis assuming a 34% tax rate for the three months ended March 31, 1997 and 1996. Nonaccruing loans are included in the total loans.

                                       1997                    1996
                        Average   Interest   Yield/  Average    Interest  Yield/
                        Balance   And Fees    Rate   Balance    And Fees  Rate

                       (In Thousands of Dollars)   (In Thousands of Dollars)
Assets
Interest-earning Assets:
  Loans and Leases     $502,546 $   11,759     9.36 %$413,270 $  10,160    9.83%
  Taxable Investment
   Securities           114,586      1,689     5.90   185,591     2,692    5.80
  Nontaxable Investment
   Securities            69,511      1,333     7.67    77,871     1,527    7.84
  Interest-bearing Deposits
   with Other Banks Federal
   Funds Sold and Securities
   Purchased Under Agreements
   to Resell             15,761        203     5.15    23,868       332    5.56
    Total Interest-earning
     Assets            $702,404 $   14,984     8.53 %$700,600 $  14,711    8.40%
Noninterest-earning Assets:
  Cash and Noninterest-
   bearing Deposits    $ 24,011                      $ 23,343
  Premises and
   Equipment, Net        17,380                        17,194
  Other Assets           22,440                        23,597
  Less Allowance for Loan
   and Lease Losses     (5,700)                       (5,405)
    Total Assets       $760,535                      $759,329

Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
  Demand Deposits      $ 87,576 $      507     2.32 %$ 83,140 $     514    2.47%
  Savings Deposits      134,948        980     2.90   140,507     1,068    3.04
  Large Denomination Certificates
   of Deposit            55,190        757     5.49    53,813       738    5.49
  Other Time Deposits   305,512      3,814     4.99   310,963     4,197    5.40
  Short-term Borrowings   9,948        106     4.26    16,290       194    4.76
  Long-term Debt
    Total Interest-bearing
     Liabilities       $593,174 $    6,164     4.16 %$604,713 $   6,711    4.44%
Noninterest-bearing Liabilities:
 Demand Deposits         81,033                        73,519
 Other Liabilities        6,413                         7,110
Stockholders' Equity     79,915                        73,987
 Total Liabilities and
  Stockholders' Equity $760,535                      $759,329
Net Interest Differential                      4.37 %                      3.96%
Net Interest Earnings  $  8,820                    $   8,000
Net Yield on Interest-earning Assets           5.02 %                      4.57%



                                                                 TABLE III

A summary of the increases and decreases of the items included in the Consolidated Statements of Income are shown below:

                                     Net Increases (Decreases)
                                        Three Months Ended
                                            March  31,
                                          1997  and 1996
                                    (In Thousands of Dollars)
                                           Amount      Percent
INTEREST INCOME:
  Interest and Fees on Loans         $     1,561       15.36 %
  Federal Funds Sold                       (129)     (38.86)
  Interest on Investments Held to
   Maturity Nontaxable                      (75)      (7.44)
  Interest on Securities Held for
   Sale, Taxable                         (1,056)     (39.23)
       Total Interest Income                 301        2.12

INTEREST EXPENSE:
  Demand Deposits                            (7)      (1.36)
  Savings Deposits                          (88)      (8.24)
  Large Denomination Certificates
   of Deposits                                19        2.57
  Other Time Deposits                      (383)      (9.13)
  Short-term Debt                           (88)     (45.36)
  Long-term Debt                               0           0
    Total Interest Expense                 (547)      (8.15)
    Net Interest Income                      848       11.34

ADDITION TO ALLOWANCE FOR LOAN
 LEASE LOSSES                                105      300.00
    Net Interest Income After
Addition to Allowance for
Loan and Lease Losses                        743        9.98

OTHER INCOME:
  Service Charges on Deposit Accounts       (19)      (2.76)
  Trust Department Income                     19       46.34
  Other Service Charges,
   Commissions and Fees                    (107)     (20.98)
  Other Operating Income                      55       50.00
  Security Gains (Losses)                     38         N/A
    Total Other Income                      (14)      (1.06)

OTHER EXPENSES:
  Salaries                                   116        5.11
  Employees Benefits                        (46)      (7.86)
  Occupancy Expenses                           0           0
  Furniture and Equipment Expenses            13        4.21
  Other Operating Expenses                   517       26.66
    Total Other Expense                      600       11.07
    Income Before Income Taxes               129        3.86
    Applicable Income Taxes                  193       22.98

NET INCOME                           $      (64)      (2.56) %


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

EARNINGS PERFORMANCE

      Net income for the first three months of 1997 was $2,439,000, a $64,000, or 2.56% decrease over the $2,503,000 earned for the same period in 1996. This decrease was largely the result of two nonrecurring expenses (exercise of director and officer stock options and loss on sale of former bank premises, explained below) along with increased provisions for loan losses which, together, offset an increase in net interest income. Other less significant increases and decreases accounted for the difference. On a per share basis, net income for the first three months of 1997 decreased to $0.37 compared to $0.38 for the same period in 1996. There were 6,650,083 average shares outstanding for both the three months ending March 31, 1997 and 1996, respectively.

NET INTEREST INCOME

     Net interest income, before provision for loan losses for the three months ended March 31, 1997 was $8,329,000 compared to $7,481,000 in 1996, an increase of $848,000, or 11.34%. The net interest differential for this period (the difference between the tax-equivalent yield on interest-bearing assets and the rate paid on interest-bearing liabilities) increased 41 basis points for the three months ended March 31, 1997 to 4.37% compared to the same period in 1996. The tax-equivalent yield on earning assets increased from 8.40% in 1996 to
8.53%, or 13 basis points in 1997 while the rate paid on interest-bearing liabilities decreased 28 basis points to 4.16% compared to 4.44% in 1996.

      The net yield (fully taxable equivalent) on earning assets increased 45 basis points in 1997 to 5.02% compared to 4.57% in 1996. Yields on loans decreased 47 basis points to 9.36% with the average balance increasing $89,276,000 over 1996. The average yield on taxable investment securities increased 10 basis points while the yield on nontaxable  securities decreased 17 basis points;  the average  balances
decreased  $71,005,000 and $8,360,000, respectively.   The average  rate
earned on fed funds dropped 41 basis points in 1997 when compared to 1996, while the average balance decreased $8,107,000. The average rates paid on demand deposits and savings decreased by 15 and 14 basis points,
respectively.   Rates on large denomination deposits remained  the  same
while other time deposit rates decreased 41 basis points. The rate paid on short-term borrowings decreased 50 basis points. Premier had no long-term debt in 1997 or 1996. The average balance of interest-bearing liabilities decreased $11,539,000 over March 1996; average interest earning assets increased only $1,804,000.


OTHER INCOME AND EXPENSES

     Total other income decreased only $14,000 for the period, or 1.06%, to $1,301,000. Service charges on deposit accounts decreased $19,000 (2.76%), trust department income increased $19,000 (46.34%), other service charges commissions and fees decreased $107,000, or 20.98% (due primarily to origination fees on the large loan volume in 1996), and other operating income increased $55,000 (50.00%). Net security gains for the three months of 1997 compared to security losses in 1996 of $34,000 combine to make a net increase of $38,000 when comparing March 1997 to 1996.

      Other expenses increased $600,000 or 11.07% when compared to last year. Of this increase, salaries increased $116,000 (5.11%) for the three months of 1997 while employee benefits decreased $46,000. Occupancy expenses remained the same while furniture and equipment expenses increased only slightly, $13,000, or 4.21%. Other operating expenses increased $517,000, and as mentioned earlier, two items were considered nonrecurring and were of significance. First, director and officer stock options were exercised in the amount of $415,000. Second, one subsidiary, Premier Bank-Central, N.A. sold former bank premises it occupied in Big Stone Gap, Virginia, booking a loss on the sale of property of $123,000. Less significant increases and decreases account for the difference.

INVESTMENTS, LOANS, AND DEPOSITS

       Net loans increased $10,521,000, or 2.14%, while investments decreased $13,812,000 (7.23%), fed funds sold increased $6,151,000 and cash and due from banks decreased $1,542,000 from December 1996. Total assets increased only $391,000. Total deposits increased $1,114,000. Demand deposit accounts, interest-bearing demand, savings, and large denomination certificates increased $234,000, $2,194,000, $1,326,000 and $4,185,000, respectively. Other time deposits decreased $6,825,000.from December 1996. Short-term debt, which includes fed funds purchased and repurchase agreements, decreased $1,848,000 over year end 1996.

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The allowance for loan and lease losses on March 31, 1997 was $5,576,000 compared to $5,713,000 at December 31, 1996, and $5,276,000 at March 31, 1996. The ratio of allowance for loan and lease losses to total loans net of unearned income was 1.09% at March 31, 1997. Charge-offs were $319,000 for the first three months of 1997 compared to $250,000 for the same period in 1996. Recoveries of $42,000 were booked in the first three months of 1997; $61,000 in 1996. Management believes the allowance is adequate at the March 31,1997 level, with year to date provisions made of $140,000.


CAPITAL RESOURCES

      Total stockholders equity or capital amounted to $79,255,000 at March 31, 1997. The leverage ratio at March 31, 1997 was 9.34%.

LIQUIDITY AND INTEREST SENSITIVITY

       Premier's cash and cash equivalent, defined as cash and due from banks, is a product of its operating, investing and financing activities. Cash from operations for the three months ended March 31, 1997 amounted to $4,246,000 compared to $557,000 for the same period last year. The difference being caused primarily by increases and decreases in other assets and other liabilities. The net cash used in financing activities of $1,665,000 for 1997 reflects a modest increase in deposits being offset by a decrease in short-term debt. The net cash used by Investing Activities of $4,123,000 during 1997 continues the trend of net funds used in this activity and reflects the net decrease in investments over increases in loans. In 1997, Management chose the liquidation of selected investments rather than a more aggressive pursuit of higher cost deposits.

LIQUIDITY AND INTEREST SENSITIVITY (Continued)

      Almost the entire deposit base is made up of core deposits with only 8.42% of total deposits composed of certificates of deposit of
$100,000  and  over.   At March 31, 1997, federal funds  and  investment
securities maturing within one year amounted to $31,796,000,or 4.77% of total deposits. In addition, $72,691,000 of investment securities or 10.90% of deposits, mature within the 1-5 year range.

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

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information  - None

Item 6.    Exhibits and reports on Form 8-K

           a)  Exhibits - None

           b)  Form 8-K - None



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.

                                      PREMIER BANKSHARES CORPORATION

Date: March 15, 1996                    BY  /s/ James R. Wheeling
                                                James R. Wheeling,President


Date: March  15, 1996                   BY /s/ Ellen Simpson
                                               Ellen Simpson, Secretary
                                               (Accounting Officer)